Form 10-Q
period 2023-03-31
Atlas Energy Solutions Inc.
filed 2023-05-10
CIK 1910950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41640

Atlas Energy Solutions Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	88-0523830
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5918 W. Courtyard Drive, Suite 500 Austin, Texas	78730
(Address of principal executive offices)	(Zip Code)

(512) 220-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	AESI	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

* The registrant completed its initial public offering on March 13, 2023 and, accordingly, has not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2023, the registrant had 57,147,501 shares of Class A common stock, $0.01 par value per share, and 42,852,499 shares of Class B common stock, $0.01 par value per share, outstanding, for a combined total of 100,000,000 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$352,656	$82,010
Accounts receivable	95,112	73,341
Accounts receivable - related parties	—	1,051
Inventories	3,790	5,614
Spare part inventories	12,225	10,797
Prepaid expenses and other current assets	6,871	5,918
Total current assets	470,654	178,731
Property, plant and equipment, net	601,964	541,524
Finance lease right-of-use assets	25,308	19,173
Operating lease right-of-use assets	3,843	4,049
Other long-term assets	2,099	7,522
Total assets	$1,103,868	$750,999
Liabilities, redeemable noncontrollable interest, and stockholders' and members' equity
Current liabilities:
Accounts payable	$34,313	$31,645
Accounts payable - related parties	199	154
Accrued liabilities	37,805	30,630
Current portion of long-term debt	25,102	20,586
Other current liabilities	6,811	5,659
Total current liabilities	104,230	88,674
Long-term debt, net of discount and deferred financing costs	114,018	126,588
Deferred tax liabilities	23,467	1,906
Other long-term liabilities	27,733	22,474
Total liabilities	269,448	239,642
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	777,955	—
Stockholders’ / members’ equity:
Members' equity	—	511,357
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of March 31, 2023	—	—
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 57,147,501 shares issued and outstanding as of March 31, 2023	571	—
Class B common stock, $0.01 par value, 500,000,000 shares authorized, 42,852,499 shares issued and outstanding as of March 31, 2023	429	—
Additional paid-in-capital	53,731	—
Retained earnings	1,734	—
Total stockholders' and members' equity	56,465	511,357
Total liabilities, redeemable noncontrolling interest and stockholders’ and members’ equity	$1,103,868	$750,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	For The Three Months Ended March 31,
	2023	2022
Product sales	$128,142	$54,812
Service sales	25,276	5,042
Total sales	153,418	59,854
Cost of sales (excluding depreciation, depletion and accretion expense)	62,555	24,445
Depreciation, depletion and accretion expense	8,519	6,167
Gross profit	82,344	29,242
Selling, general and administrative expense (including stock and unit-based expense of $622 and $205 for the three months ended March 31, 2023 and 2022, respectively)	8,504	5,275
Operating income	73,840	23,967
Interest expense, net	(3,442)	(3,990)
Other income	184	1,094
Income before income taxes	70,582	21,071
Income tax expense	7,677	225
Net income	$62,905	$20,846
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC	54,561
Less: Net income attributable to redeemable noncontrolling interest	6,610
Net income attributable to Atlas Energy Solutions, Inc.	$1,734

Net income per Class A common share
Basic	$0.03
Diluted	$0.03
Weighted average Class A common shares outstanding
Basic	57,148
Diluted	57,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders' and Members' Equity and Redeemable Noncontrolling Interest

(Unaudited)

(In thousands)

	Redeemable	Members'							Stockholders'
	Noncontrolling	Equity	Class A		Class B		Additional	Retained	and Members'
	Interest	Value	Shares	Value	Shares	Value	Paid-In-Capital	Earnings	Equity
Balance at December 31, 2022	$—	$511,357	—	$—	—	$—	$—	$—	$511,357
Member distributions prior to IPO	—	(15,000)	—	—	—	—	—	—	(15,000)
Net income prior to IPO and reorganization	—	54,561	—	—	—	—	—	—	54,561
Effect of Reorganization and reclassification to redeemable noncontrolling interest (Note 1)	771,345	(550,918)	39,148	391	42,852	429	(221,247)	—	(771,345)
Issuance of common stock in IPO, net of offering costs	—	—	18,000	180	—	—	292,478	—	292,658
Deferred tax liability arising from the IPO	—	—	—	—	—	—	(17,753)	—	(17,753)
Stock-based compensation	—	—	—	—	—	—	253	—	253
Net income after IPO and Reorganization	6,610	—	—	—	—	—	—	1,734	1,734
Balance at March 31, 2023	$777,955	$—	57,148	$571	42,852	$429	$53,731	$1,734	$56,465

	Redeemable	Members'							Stockholders'
	Noncontrolling	Equity	Class A		Class B		Additional	Retained	and Members'
	Interest	Value	Shares	Value	Shares	Value	Paid-In-Capital	Earnings	Equity
Balance at December 31, 2021	$—	$338,697	—	$—	—	$—	$—	$—	$338,697
Unit-based compensation expense	—	205	—	—	—	—	—	—	205
Net income	—	20,846	—	—	—	—	—	—	20,846
Balance at March 31, 2022	$—	$359,748	—	$—	—	$—	$—	$—	$359,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For The Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$62,905	$20,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion expense	8,808	6,483
Amortization of debt discount	118	109
Amortization of deferred financing costs	87	109
Stock and unit-based compensation	622	205
Deferred income tax	3,808	—
Commodity derivatives gain	—	(855)
Settlements on commodity derivatives	—	99
Other	206	(192)
Changes in operating assets and liabilities:
Accounts receivable	(21,771)	(3,708)
Accounts receivable - related party	868	27
Inventories	1,824	642
Spare part inventories	(1,459)	(906)
Prepaid expenses and other current assets	(953)	2,701
Other long-term assets	42	(2,042)
Accounts payable	(3,178)	(87)
Accounts payable - related parties	45	(383)
Deferred revenue	—	(932)
Accrued liabilities and other liabilities	2,263	1,583
Net cash provided by operating activities	54,235	23,699
Investing activities:
Purchases of property, plant and equipment	(60,940)	(6,037)
Net cash used in investing activities	(60,940)	(6,037)
Financing Activities:
Net proceeds from IPO	303,426	—
Payment of offering costs	(1,581)	—
Member distributions	(15,000)	—
Principal payments on term loan borrowings	(8,226)	(3,819)
Issuance costs associated with debt financing	(530)	(233)
Payments under finance leases	(738)	(175)
Net cash provided by (used in) financing activities	277,351	(4,227)
Net increase in cash and cash equivalents	270,646	13,435
Cash and cash equivalents, beginning of period	82,010	40,401
Cash and cash equivalents, end of period	$352,656	$53,836
Supplemental cash flow information
Cash paid during the period for:
Interest	$3,622	$3,734
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$30,648	$6,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business and Organization

Atlas Energy Solutions Inc. (“Atlas Inc.” and together with its subsidiaries “we,” “us,” “our,” or the “Company”) was formed on February 3, 2022, pursuant to the laws of the State of Delaware. Atlas Inc. is a holding corporation and the ultimate parent company of Atlas Sand Company, LLC (“Atlas LLC”), a Delaware limited liability company formed on April 20, 2017. Atlas LLC is a producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Winkler and Ward Counties, Texas, within the Permian Basin and operations consist of proppant production and processing facilities, including one facility near Kermit, Texas (the “Kermit facility”) and a second facility near Monahans, Texas (the “Monahans facility”).

We are currently building a logistics platform with the goal of increasing the efficiency, safety and sustainability of the oil and natural gas industry within the Permian Basin. This will include the Dune Express, an overland conveyor infrastructure solution currently under construction, coupled with our fleet of fit-for-purpose trucks and trailers.

We sell products and services primarily to oil and natural gas exploration and production companies and oilfield services companies either under supply agreements or through spot sales on the open market.

Initial Public Offering

On March 13, 2023, we completed our initial public offering (the “IPO”) of 18,000,000 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”) at a price of $18.00 per share. The IPO generated $324.0 million of gross proceeds and net proceeds of approximately $292.7 million. The gross proceeds were offset by $20.6 million of underwriting discounts and commissions, $4.4 million of current offering costs in 2023, and $6.3 million in offering costs paid in 2022 that were recorded to other long-term assets on the consolidated balance sheets as of December 31, 2022. The material terms of the IPO are described in the Company’s final prospectus, dated March 8, 2023 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”), on March 10, 2023 (the “Final Prospectus”).

Reorganization

Pursuant to a master reorganization agreement (the “Master Reorganization Agreement”) dated March 8, 2023, by and among the Company, Atlas Sand Management Company, LLC, a Texas limited liability company (“ASMC”), Atlas LLC, Atlas Sand Holdings, LLC, a Delaware limited liability company (“Holdings”), Atlas Sand Operating, LLC, a Delaware limited liability company (“Atlas Operating”), Atlas Sand Holdings II, LLC, a Delaware limited liability company (“Holdings II”), Atlas Sand Management Company II, LLC, a Delaware limited liability company (“ASMC II”), and Atlas Sand Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), the Company and the parties thereto completed certain restructuring transactions (the “Reorganization”) in connection with the IPO. As part of the Reorganization:

•
Merger Sub merged with and into Atlas LLC, with Atlas LLC surviving as a wholly owned subsidiary of Atlas Operating;
•
Holdings, Holdings II and ASMC II were formed (collectively with ASMC, the “HoldCos”), through which certain holders who previously held membership interests in Atlas LLC (the “Legacy Owners”) were issued (and continue to hold a portion of) the membership interests in Atlas Operating, as represented by a single class of common units (“Operating Units”);
•
certain Legacy Owners, through the HoldCos, transferred all or a portion of their Operating Units and voting rights, as applicable, in Atlas Operating to the Company in exchange for an aggregate of 39,147,501 shares of Class A common stock and, in the case of Legacy Owners continuing to hold Operating Units through the HoldCos, an aggregate of 42,852,499 shares of Class B common stock, par value $0.01 per share, of the Company (the “Class B common stock,” and together with the Class A common stock, the “common stock”), so that such Legacy Owners that continue to hold Operating Units also hold, through the HoldCos, one share of Class B common stock for each Operating Unit held by them immediately following the Reorganization;
•
the 1,000 shares of Class A common stock issued to Atlas LLC at the formation of the Company were redeemed and canceled for nominal consideration; and
•
the Company contributed all of the net proceeds received by it in the IPO to Atlas Operating in exchange for a number of Operating Units (such that the total number of Operating Units held by the Company equals the number of shares of Class A common stock outstanding after the IPO), and Atlas Operating further contributed the net proceeds received to Atlas LLC.

As a result of the Reorganization, (i) the Company’s sole material asset consists of Operating Units, (ii) Atlas Operating’s sole material asset consists of 100% of the membership interests in Atlas LLC and (iii) Atlas LLC owns all of the Company’s operating assets. The Company is the managing member of Atlas Operating and is responsible for all operational, management and administrative decisions relating to Atlas LLC’s business and consolidates the financial results of Atlas LLC and its subsidiaries.

As a result of the IPO and Reorganization:

•
the Legacy Owners collectively own all of the outstanding shares of Class B common stock and 39,147,501 shares of Class A common stock, collectively representing 82.0% of the voting power and 68.5% of the economic interest of Atlas Inc. (and 82.0% of the economic interest of Atlas LLC, including both direct and indirect ownership interests);
•
Atlas Inc. owns an approximate 57.1% interest in Atlas Operating; and
•
the Legacy Owners that continue to hold Operating Units collectively own an approximate 42.9% interest in Atlas Operating.

On or before August 30, 2023, we will designate a date for distributions of the Operating Units and shares of common stock of the Company currently held by the HoldCos to the Legacy Owners in accordance with the distribution provisions of each respective HoldCo operating agreement. Following this distribution, the HoldCos will be dissolved, and the Legacy Owners will hold shares of the Company’s Class A common stock or Class B common stock (and corresponding Operating Units) directly.

On March 13, 2023, the date on which we closed the IPO, a corresponding deferred tax liability of approximately $17.8 million was recorded associated with the differences between the tax and book basis of the investment in Atlas LLC. The offset of the deferred tax liability was recorded to additional paid-in capital. As there was no change in control of Atlas Operating, Atlas LLC, or the businesses or subsidiaries held by Atlas LLC as a result of the Reorganization, purchase accounting is not required and the Legacy Owners’ interests in Operating Units are recognized as a noncontrolling interest in Atlas Operating.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and SEC requirements. All adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements include the accounts of Atlas Inc., Atlas Operating, Atlas LLC, and Atlas LLC’s wholly owned subsidiaries: Atlas Sand Employee Company, LLC; Atlas OLC Employee Company, LLC; Atlas Construction Employee Company, LLC; Atlas Sand Employee Holdings, LLC; Fountainhead Logistics Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; and OLC Monahans, LLC; and Fountainhead Logistics, LLC.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other period. The Financial Statements and these notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included within the Company’s Final Prospectus.

As discussed in Note 1 - Business and Organization, as a result of our IPO and the Reorganization, Atlas Inc. is the managing member of Atlas Operating and consolidates entities in which it has a controlling financial interest. The Reorganization was considered a transaction between entities under common control. As a result, the financial statements for periods prior to our IPO and the Reorganization have been adjusted to combine the previously separate entities for presentation purposes. However, Atlas Inc. and Atlas Operating had no operations or assets and liabilities prior to our IPO. As such, for periods prior to the completion of our IPO, the consolidated financial statements represent the historical financial position and results of operations of Atlas LLC and its subsidiaries. For periods after the completion of our IPO, the financial position and results of operations include those of Atlas Inc. and report the redeemable noncontrolling interest related to the portion of Operating Units not owned by Atlas Inc.

Consolidation

The Financial Statements include the accounts of the Company and controlled subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these Financial Statements include, but are not limited to: the sand reserves and their impact on calculating the depletion expense under the units-of-production method; the depreciation and amortization associated with property, plant and equipment; stock and unit-based compensation; spare parts inventory reserve; collectability of receivables; and certain liabilities. We base estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at cost when earned and represent claims against third parties that will be settled in cash. These receivables generally do not bear interest. The carrying value of our receivables, net of allowance for credit losses, represents the estimated collectable amount. If events or changes in circumstances indicate specific receivable balances may be impaired, further consideration is given to our ability to collect those balances and the allowance is adjusted accordingly. We perform credit evaluations of new customers and sometimes require deposits and prepayments, to mitigate credit risk. When it is probable that all or part of an outstanding balance will not be collected, we establish an allowance for credit losses.

On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which replaced the prior incurred loss impairment model with an expected credit loss impairment model for financial instruments, including accounts receivable. The adoption of ASU 2016-13 did not result in a material cumulative-effect adjustment to retained earnings on January 1, 2023.

We are exposed to credit losses primarily through sales of products and services. We analyze accounts receivable on an individual customer and overall basis through review of historical collection experience and current aging status of our customer accounts. We also consider the financial condition and economic environment of our customers in evaluating the need for an allowance. During the three months ended March 31, 2023, we recognized de minimis allowance for credit losses. As of March 31, 2023 and December 31, 2022, we had de minimis allowance for credit losses, which is included in accounts receivable, net on the condensed consolidated balance sheets.

As of March 31, 2023, two customers represented 19% and 12% of our outstanding accounts receivable balance. As of December 31, 2022, two customers represented 19% and 13% of our outstanding accounts receivable balance, respectively.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The amounts reported in the balance sheets as current assets or liabilities, including cash and cash equivalents, accounts receivable, spare parts inventories, inventories, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenues approximate fair value due to the short-term maturities of these instruments. As of the dates indicated, our long-term debt consisted of the following (in thousands):

	At March 31, 2023		At December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2021 Term Loan Credit Facility	$139,120	$139,222	$147,174	$146,837	Level 2 – Market Approach

Our credit agreement with Stonebriar Commercial Finance LLC (“Stonebriar”) pursuant to which Stonebriar extended a $180.0 million single advance six-year term loan credit facility (the "2021 Term Loan Credit Facility") bears interest at a fixed rate of 8.47%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of March 31, 2023 and December 31, 2022, the fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. See Note 6 - Debt for discussion of the credit agreement governing the 2021 Term Loan Credit Facility. We concluded, as the pricing of the 2021 Term Loan Credit Facility was indirectly observable through a recent market transaction, that it is classified as Level 2.

Stock-Based Compensation

We account for stock-based compensation, including grants of incentive units, restricted stock awards, time-based restricted stock units and performance share units, under the measurement and recognition provisions of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation (“ASC 718”). We account for stock and unit-based compensation by amortizing the fair value of the units, which is determined at the grant date, on a straight-line basis unless the tranche method is required.

We account for forfeitures as they occur and reverse any previously recognized stock or unit-based compensation expense for the unvested portion of the awards that were forfeited. We did not recognize any forfeitures during the three months ended March 31, 2023 and 2022.

Earnings Per Share

We use the treasury stock method to determine the potential dilutive effect of outstanding restricted stock units and performance share units. We evaluated the potential dilutive effect of Class B common stock using the “if-converted” method, noting conversion of Class B common stock to Class A common stock will not have a dilutive impact to earnings per share. Each share of Class B common stock is issued in conjunction with and only as a consequence of the issuance by Atlas Operating of an Operating Unit to a securityholder other than the Company. Atlas Inc. is a holding company the only assets of which are equity interests in Atlas Operating. The earnings of Atlas Operating per unit are attributable to the Company and the other Legacy Owners, as the holders of the outstanding Operating Units. Because each holder of Operating Units other than the Company also holds one share of Class B common stock, and because the Company consolidates the results of operations of Atlas Operating, the earnings per Operating Unit attributable to the Legacy Owners are derivatively attributable to the corresponding shares of Class B common stock held by such Legacy Owners. For that reason, if and when a Legacy Owner determines to exercise its Redemption Right (as defined below in Note 8 - Stockholders' and Members' Equity) and exchange an Operating Unit (and corresponding share of Class B common stock), and if Atlas Operating or the Company determines to issue a share of Class A common stock in exchange for such Operating Unit (and corresponding share of Class B common stock), there would not be a dilutive impact to the earnings per share of the Class A common stock.

As a result of the IPO, the presentation of earnings per share for the periods prior to the IPO is not meaningful and only earnings per share for periods subsequent to the IPO are presented herein. See Note 11 – Earnings Per Share for additional information.

Redeemable Noncontrolling Interest

We account for the Legacy Owners’ 42.9% economic interest in Atlas Operating through ownership of Operating Units as redeemable noncontrolling interest. The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings associated with the redeemable noncontrolling interest or (2) the redemption value as of the balance sheet date. At March 31, 2023, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated income associated with the redeemable noncontrolling interest as this amount was higher than the redemption value of $705.6 million at March 31, 2023. The redemption amount is based on the 10-day volume-weighted average closing price of shares of Class A common stock at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to retained earnings, or additional paid-in capital in the absence of retained earnings. For more information, refer to Note 9 - Redeemable Noncontrolling Interest.

Income Taxes

Atlas Inc. is a corporation and it is subject to U.S. federal, state and local income taxes. The tax implications of the Reorganization referenced in Note 1 - Business and Organization and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal, state and local income taxes have been reflected in the accompanying Financial Statements.

Atlas Inc. accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled pursuant to the provisions of ASC 740, Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

Atlas Inc. computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs.

Atlas LLC, the Company’s predecessor, was organized as a limited liability company. As a limited liability company, Atlas LLC elected to be treated as a partnership for income tax purposes and, therefore, is not subject to U.S. federal income tax. Rather, the U.S. federal income tax liability with respect to the taxable income of our predecessor was passed through to its owners.

Deferred tax assets and liabilities are recognized for future Texas margin tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective Texas margin tax bases.

We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing the condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. However, the conclusions regarding the evaluation are subject to review and may change based on factors including, but not limited to, ongoing analysis of tax laws, regulations, and interpretations thereof. As of March 31, 2023 and December 31, 2022, we did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2018, 2019,

2020, 2021 and 2022 are open to examinations by U.S. federal, state or local tax authorities. We cannot predict or provide assurance as to the ultimate outcome of any existing or future examinations.

Recently Issued Accounting Pronouncements

Rate Reform – In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In December 2022, FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 amended ASU 2020-04 and deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As described in Note 6 - Debt, our previous asset-based loan credit facility (the “2018 ABL Credit Facility”) was terminated on February 22, 2023. The 2018 ABL Credit Facility was our only material agreement affected by reference rate reform as of March 31, 2023. We will continue to evaluate the impact of this standard on the Financial Statements and do not believe it will have a material impact on the Financial Statements.

Financial Instruments – In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which amended the guidance on the impairment of financial instruments. The standard added an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. In May 2019, ASU 2016-13 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The new guidance became effective for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on January 1, 2023. ASU 2016-13 was applied using a modified retrospective approach, with a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. We analyzed trade accounts receivable on an individual customer and overall basis through review of historical collection experience and current aging status of our customer accounts. We also consider the financial condition and economic environment of our customers in evaluating the need for an allowance. The cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2023 was immaterial. See Accounts Receivable and Allowance for Credit Losses discussed within this Note.

Note 3 – Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$397	$290
Work-in-process	2,804	4,825
Finished goods	589	499
Inventories	$3,790	$5,614

No inventory reserve was deemed necessary as of March 31, 2023 or December 31, 2022.

Note 4 – Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Plant facilities associated with productive, depletable properties	$243,617	$243,613
Plant equipment	268,239	251,122
Land	3,009	3,009
Furniture and office equipment	1,667	1,407
Computer and network equipment	1,648	1,648
Buildings and leasehold improvements	26,434	25,402
Logistics equipment	2,350	1,591
Construction in progress	160,290	111,711
Property, plant and equipment	707,254	639,503
Less: Accumulated depreciation and depletion	(105,290)	(97,979)
Property, plant and equipment, net	$601,964	$541,524

Depreciation expense and depletion expense recognized in depreciation, depletion and accretion expense was $7.0 million and $1.5 million for the three months ended March 31, 2023, respectively, as compared to $5.0 million and $1.2 million for the three months ended March 31, 2022, respectively. Depreciation expense recognized in selling, general and administrative expense was $0.3 million for the three months ended March 31, 2023 as compared to $0.3 million for the three months ended March 31, 2022. We did not recognize impairment of long-lived assets or loss on disposal of assets for the three months ended March 31, 2023 and 2022.

Note 5 – Leases

We have operating and finance leases primarily for office space, equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset.

Certain leases include variable lease payments for items such as property taxes, insurance, maintenance, and other operating expenses associated with leased assets. Payments that vary based on an index or rate are included in the measurement of lease assets and liabilities at the rate as of the commencement date. All other variable lease payments are excluded from the measurement of lease assets and liabilities, and are recognized in the period in which the obligation for those payments is incurred.

The components of lease cost for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	For The Three Months Ended March 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$1,467	$201
Interest on lease liabilities	575	50
Operating lease cost	262	385
Variable lease cost	211	183
Short-term lease cost	5,791	1,129
Total lease cost	$8,306	$1,948

Supplemental cash flow and other information related to leases for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	For The Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$286	$441
Operating cash outflows from finance leases	$575	$49
Financing cash outflows from finance leases	$738	$175
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$5,384
Finance leases	$7,602	$3,951

During the three months ended March 31, 2022, we modified an agreement related to certain operating right-of-use assets of $1.3 million and liabilities of $1.3 million; the change in terms increased the amount, extended the term, and resulted in finance lease classification. In connection with this modification, we recognized finance lease right-of-use assets of $3.2 million and liabilities of $3.2 million. There was no gain or loss recognized as a result of these amendments.

Lease terms and discount rates as of March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	4.3 years	4.5 years
Finance leases	5.1 years	5.3 years
Weighted-average discount rate:
Operating leases	4.3%	4.3%
Finance leases	9.5%	9.4%

Future minimum lease commitments as of March 31, 2023 are as follows (in thousands):

	Finance	Operating
Remainder of 2023	$5,185	$1,005
2024	6,988	1,312
2025	6,901	1,342
2026	6,901	1,281
2027	4,017	681
Thereafter	4,398	—
Total lease payments	34,390	5,621
Less imputed interest	(7,372)	(481)
Total	$27,018	$5,140

Supplemental balance sheet information related to our leases as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

	Classification	March 31, 2023	December 31, 2022
Operating Leases
Current operating lease liabilities	Other current liabilities	$1,095	$1,082
Noncurrent operating lease liabilities	Other long-term liabilities	$4,045	$4,287
Finance Leases
Current finance lease liabilities	Other current liabilities	$4,593	$3,213
Noncurrent finance lease liabilities	Other long-term liabilities	$22,425	$16,942

On May 16, 2022, Atlas LLC entered into a master lease agreement with Stonebriar for the right, but not the obligation, to fund up to $70.0 million of purchases of transportation and logistics equipment. The interim financing for down payments on any purchased equipment is based on one-month SOFR, plus 8.0%. The final interest rate will be set upon acceptance of the equipment based on the terms of the agreement. As of March 31, 2023, Stonebriar has funded $26.4 million of lease commitments under this agreement.

On July 28, 2022, Atlas LLC entered into a master lease agreement with Stonebriar for the right, but not the obligation, to fund up to $10.0 million of purchases of dredges and related equipment. The interim financing for down payments on any purchased equipment is based on one-month SOFR, plus 8.0%. The final interest rate will be set upon acceptance of the equipment based on the terms of the agreement. As of March 31, 2023, Stonebriar has funded $6.4 million of lease commitments under this agreement.

As of March 31, 2023, we had additional lease commitments totaling $8.1 million that have not yet commenced and therefore are not reflected on the condensed consolidated balance sheet and tables above. These leases include agreements for transportation, logistics equipment and dredge equipment. These leases will commence during fiscal year 2023 with lease terms of four to seven years. Certain transportation and logistics leases discussed here are a component of the purchase commitments discussed in Note 7 - Commitments and Contingencies.

Note 6 – Debt

Debt consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Term Loan Credit Facility	$140,770	$148,995
Less: Debt discount, net of accumulated amortization of $664 and $546, respectively	(1,136)	(1,254)
Less: Deferred financing fees, net of accumulated amortization of $302 and $248 respectively	(514)	(567)
Less: Current portion (a)	(25,102)	(20,586)
Long-term debt	$114,018	$126,588
(a) The current portion of long-term debt reflects payments based on the terms of the 2021 Term Loan Credit Facility.

2021 Term Loan Credit Facility

On October 20, 2021, Atlas LLC entered into the 2021 Term Loan Credit Facility with Stonebriar. The loans outstanding under the 2021 Term Loan Credit Facility bear interest at a rate of 8.47% per annum and have a maturity date of October 1, 2027. The

2021 Term Loan Credit Facility is guaranteed on a secured basis and interest, plus principal, is payable in seventy-two consecutive monthly installments.

At any time prior to the maturity date, we may prepay loans outstanding under the 2021 Term Loan Credit Facility, in whole or in part, at a price equal to 100% of the principal amount prepaid plus a prepayment fee. The prepayment fee is 2% for prepayments made on or before October 20, 2023 and 1% with respect to any prepayments made thereafter. Upon the maturity of the 2021 Term Loan Credit Facility, the entire unpaid principal amount of loans under the facility, together with interest, fees and other amounts payable in connection with the facility, will become immediately due and payable without further notice or demand.

The 2021 Term Loan Credit Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain restricted payments. The 2021 Term Loan Credit Facility is not subject to financial covenants unless $5.0 million or more in aggregate is outstanding under the 2023 ABL Credit Agreement (as defined below), at which time a minimum average liquidity balance of $20.0 million must be maintained. Dividends and distributions to equity holders are permitted to be made pursuant to certain limited exceptions and baskets as described in the credit agreement governing the 2021 Term Loan Credit Facility (the “2021 Term Loan Credit Agreement”) and otherwise generally subject to certain restrictions as described in the 2021 Term Loan Credit Agreement, including the requirements that (a) no Event of Default (as defined in the 2021 Term Loan Credit Agreement) has occurred and is continuing, (b) Atlas maintains a $30.0 million cash balance pro forma for the Restricted Payment (as defined in the 2021 Term Loan Credit Agreement), (c) the Annualized Leverage Ratio (as defined in the 2021 Term Loan Credit Agreement) is not greater than 2.00 to 1.00 and (d) Atlas LLC makes a concurrent prepayment of the loans outstanding under the 2021 Term Loan Credit Facility, which prepayment is not subject to a prepayment penalty fee, in an amount equal to one-third or one-fourth of the total equity distributions being made, based on a pro forma leverage ratio set forth in the 2021 Term Loan Credit Agreement. Furthermore, the 2021 Term Loan Credit Facility permits dividends and distributions in certain other circumstances subject to the terms of the 2021 Term Loan Credit Agreement, including dividends and distributions made solely in certain qualified equity interests, tax distributions, and dividends of up to 10.0% per annum of the net proceeds raised in our IPO. During 2022, Atlas LLC paid $45.0 million of equity distributions and concurrently prepaid $12.6 million of the 2021 Term Loan Credit Facility as required by the terms described above. In January 2023, prior to the Reorganization, the board of managers of Atlas LLC approved and paid $15.0 million of equity distributions, and Atlas LLC concurrently prepaid $3.8 million of the 2021 Term Loan Credit Facility as required by the terms described above. On May 8, 2023, Atlas Operating approved a distribution of $0.15 per Operating Unit, in the aggregate amount of $15.0 million, as permitted by the Amended and Restated Limited Liability Company Agreement of Atlas Sand Operating, LLC, and the Company declared a quarterly variable dividend of $0.15 per share of Class A common stock. Concurrent with this distribution, Atlas LLC is required to repay $3.8 million of the 2021 Term Loan Credit Facility at par per the terms of the 2021 Term Loan Credit Facility. The dividend will be payable on May 22, 2023 to holders of record of Class A common stock and Units at the close of business on May 15, 2023.

Proceeds from the 2021 Term Loan Credit Facility were used exclusively for general corporate purposes, which included the repayment of outstanding indebtedness under the 2018 Term Loan Credit Facility, and to make permitted distributions. As of March 31, 2023 and December 2022, Atlas LLC was in compliance with the covenants of the 2021 Term Loan Credit Facility.

The 2021 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and certain of its subsidiaries and secured by substantially all of the assets of Atlas LLC and certain of its subsidiaries, excluding: OLC Kermit, LLC, OLC Monahans, LLC and Atlas OLC Employee Company, LLC.

On February 22, 2023, Atlas LLC and Stonebriar agreed to amend the 2021 Term Loan Credit Facility to, among other things, permit the Company to enter into the 2023 ABL Credit Facility with the 2023 ABL Lenders and to update certain related terms.

2023 ABL Credit Facility

On February 22, 2023, Atlas LLC, certain of its subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, and certain financial institutions party thereto as lenders (the “2023 ABL Lenders”) entered into a Loan, Security and Guaranty Agreement (the “2023 ABL Credit Agreement”) pursuant to which the 2023 ABL Lenders provide revolving credit financing to the Company in an aggregate principal amount of up to $75.0 million (the “2023 ABL Credit Facility”), with Availability (as defined in the 2023 ABL Credit Agreement) thereunder subject to a “Borrowing Base” as described in the 2023 ABL Credit Agreement. The 2023 ABL Credit Facility includes a letter of credit sub-facility, which permits issuance of letters of credit up to an aggregate amount of $25.0 million. The scheduled maturity date of the 2023 ABL Credit Facility is February 22, 2028; provided that the 2023 ABL Credit Facility will mature on June 30, 2027 if any amount of the 2021 Term Loan Credit Facility that has a maturity date less than 91 days prior to February 22, 2028 is outstanding on June 30, 2027. As of March 31, 2023, Atlas LLC had no outstanding borrowings and $1.1 million outstanding letters of credit under the 2023 ABL Credit Facility.

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the three months ended March 31, 2023, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR, as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. We recognized de minimis interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense, for the three months ended March 31, 2023.

The Borrowing Base was initially set at $75.0 million and the amount of available credit changes every month, depending on the amount of eligible accounts receivable and inventory we have available to serve as collateral. The Borrowing Base components are subject to customary reserves and eligibility criteria. As of March 31, 2023, the Borrowing Base was $75.0 million and Availability was $73.9 million.

The 2023 ABL Credit Facility requires that if Availability is less than the greater of (i) 12.50% of the Borrowing Base and (ii) $7.5 million, Atlas LLC must maintain a Fixed Charge Coverage Ratio (as defined in the 2023 ABL Credit Agreement) of at least 1.00 to 1.00 while a Covenant Trigger Period (as defined in the 2023 ABL Credit Agreement) is in effect.

Under the 2023 ABL Credit Agreement, Atlas LLC is permitted to make payments of dividends and distributions pursuant to certain limited exceptions and baskets set forth therein and otherwise generally subject to certain restrictions described therein, including that (i) no Event of Default (as defined under the 2023 ABL Credit Agreement) has occurred and is continuing, and (ii) no loans and no more than more than $7.5 million in letters of credit are outstanding, and liquidity exceeds $30.0 million at all times during the 30 days prior to the date of the dividend or distribution; provided that if any loans are outstanding or outstanding letters of credit exceed $7.5 million and no Event of Default (as defined under the 2023 ABL Credit Agreement) has occurred and is continuing, Atlas LLC is permitted to make payments of dividends and distributions subject to a minimum Fixed Charge Coverage Ratio (as defined under the 2023 ABL Credit Agreement) of 1.00 to 1.00 and satisfaction of minimum availability thresholds under the Borrowing Base (as defined under the 2023 ABL Credit Agreement), as provided under the 2023 ABL Credit Agreement. Additionally, Atlas LLC may make additional payments of dividends and distributions in qualified equity interests and may make Permitted Tax Distributions (as defined under the 2023 ABL Credit Agreement).

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of March 31, 2023, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

The 2023 ABL Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and certain of its subsidiaries and secured by substantially all of the assets of Atlas LLC and certain of its subsidiaries, excluding: OLC Kermit, LLC, OLC Monahans, LLC and Atlas OLC Employee Company, LLC.

2018 Asset-Based Loan Credit Facility

On December 14, 2018, Atlas LLC entered into the 2018 ABL Credit Facility, which provided revolving credit financing with a borrowing capacity of up to $50.0 million. The 2018 ABL Credit Facility was unconditionally guaranteed, jointly and severally, by Atlas LLC and certain of its subsidiaries. The 2018 ABL Credit Facility was set to mature on the stated maturity date, December 14, 2023. On February 22, 2023, Atlas LLC terminated the 2018 ABL Credit Facility. Atlas LLC had no borrowings under the 2018 ABL Credit Facility. In connection with the termination, we charged the remaining balance of the deferred financing cost of $0.2 million to interest expense, net on the condensed consolidated statements of operations for the three months ended March 31, 2023. We incurred de minimis fees associated with the termination.

Note 7 – Commitments and Contingencies

Royalty Agreements

Atlas LLC entered into a royalty agreement associated with its leased property at the Kermit facility and a mining agreement associated with its leased property at the Monahans facility, in each case, with Permian Dunes Holding Company, LLC, a related party. The royalty agreement associated with the Kermit facility terminated on the date of our IPO, pursuant to the terms of the agreement. Under the mining agreement associated with the Monahans facility, we are committed to pay royalties on product sold from that facility and are required to pay a minimum royalty of $1.0 million for any lease year following our IPO. Royalty expense associated with these agreements is recorded as the product is sold, is included in costs of sales, and totaled between 10% and 15% of cost of sales for the three months ended March 31, 2023, and less than 10% of cost of sales for the three months ended March 31, 2022.

Standby Letters of Credit

As of December 31, 2022, we had $1.1 million outstanding in standby letters of credit issued under the 2018 ABL Credit Facility. On February 22, 2023, the 2018 ABL Credit Facility was terminated and our standby letters of credit were transferred to our 2023 ABL Credit Facility. As of March 31, 2023, we had $1.1 million outstanding in standby letters of credit issued under the 2023 ABL Credit Facility.

Purchase Commitments

On March 23, 2022, we entered into an agreement to purchase transportation and logistics equipment in the amount of $5.2 million and $26.2 million in 2022 and 2023, respectively, subject to customary terms and conditions. On April 20, 2022, we entered into an agreement to purchase transportation and logistics equipment in the amount of $8.5 million and $11.9 million in 2022 and 2023, respectively, subject to customary terms and conditions. In addition, in connection with the construction of the Dune Express and expansion of the Kermit facility, we enter short-term purchase obligations for products and services. We expect to use $292.7 million of the net proceeds from the IPO and cash flow from operations to fund the obligations over the next 18 to 20 months.

Litigation

We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any single accounting period. Management is not aware of any legal, environmental or other commitments and contingencies that would have a material effect on the Financial Statements.

Note 8 – Stockholders Equity

Class A Common Stock

Atlas Inc. had 57,147,501 shares of Class A common stock outstanding as of March 31, 2023. Holders of shares of Class A common stock are entitled to one vote per share held of record on all matters to be voted upon by the Company’s stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors (the “Board”). Upon liquidation, dissolution, distribution of assets or other winding up, the holders of shares of Class A common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any outstanding shares of preferred stock.

Class B Common Stock

Atlas Inc. had 42,852,499 shares of Class B common stock outstanding as of March 31, 2023. Holders of shares of Class B common stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to Atlas Inc.’s stockholders for their vote or approval. Holders of Class B common stock do not have any right to receive dividends or distributions upon a liquidation or winding up of Atlas Inc. See Note 9 - Redeemable Noncontrolling Interest for more information regarding Class B common stock.

May Dividend and Distribution

On May 8, 2023, Atlas Operating approved a distribution of $0.15 per Operating Unit, in the aggregate amount of $15.0 million, as permitted by the Amended and Restated Limited Liability Company Agreement of Atlas Sand Operating, LLC, and the Company declared a quarterly variable dividend of $0.15 per share of Class A common stock. To effect the payment of the dividend, Atlas Operating will make a distribution of $0.15 per Operating Unit to each of the Company and Holdings, the Company will use its respective distribution to fund the quarterly variable dividend to be paid to the holders of our Class A common stock, and Holdings will distribute its respective distributions to certain Legacy Owners. Concurrent with this distribution, Atlas LLC is required to repay $3.8 million of the 2021 Term Loan Credit Facility at par per the terms of the 2021 Term Loan Credit Facility. The dividend will be payable on May 22, 2023 to holders of record of Class A common stock and Units at the close of business on May 15, 2023.

Note 9 – Redeemable Noncontrolling Interest

The redeemable noncontrolling interest represents the Legacy Owners’ 42.9% economic interest in Atlas Operating through ownership of Operating Units. In addition, the Legacy Owners own all of the Company’s non-economic Class B common stock. Each share of Class B common stock entitles its holder to one vote on all matters to be voted on by our stockholders, generally, but confers no economic rights to dividends or distributions upon a liquidation or winding up of Atlas Inc. As discussed in Note 1 - Business and Organization, following the IPO:

•
Each holder of Operating Units following the Reorganization, other than Atlas Inc. and its subsidiaries, received a number of shares of Class B common stock equal to the number of Operating Units held by such holder following the IPO;
•
Atlas Inc. contributed, directly or indirectly, the net proceeds of the IPO to Atlas Operating in exchange for an additional number of Operating Units such that Atlas Inc. holds, directly or indirectly, a total number of Operating Units equal to the number of shares of Class A common stock outstanding following the IPO; and

•
Following the IPO, under the Amended and Restated Limited Liability Company Agreement of Atlas Operating (the “Atlas Operating LLC Agreement”), the holders of Operating Units, other than Atlas Inc., will, subject to certain limitations, have the right (the “Redemption Right”) to cause Atlas Operating to acquire all or a portion of their Operating Units for, at Atlas Operating’s election, (i) shares of Atlas Inc.’s Class A common stock at a redemption ratio of one share of Class A common stock for each Operating Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (ii) an equivalent amount of cash. The Company will determine whether to issue shares of Class A common stock or cash based on facts in existence at the time of the decision, which are expected to include the relative value of the Class A common stock (including the trading prices for the Class A common stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Operating Units and alternative uses for such cash. Alternatively, upon the exercise of the Redemption Right, Atlas Inc. (instead of Atlas Operating) will have the right (the “Call Right”) to, for administrative convenience, acquire each tendered Operating Unit directly from the redeeming holder for, at Atlas Inc.’s election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of Operating Units pursuant to the Redemption Right or the Call Right, a corresponding number of shares of such holder’s Class B common stock will be cancelled.

The Legacy Owners’ 42.9% economic interest in Atlas Operating through ownership of Operating Units is classified as redeemable noncontrolling interest on the condensed consolidated balance sheets as, pursuant to the Atlas Operating LLC Agreement, holders of Operating Units have the right to cause Atlas Operating to acquire all or a portion of their Operating Units for, at Atlas Operating’s election, (i) shares of Atlas Inc.’s Class A common stock at a redemption ratio of one share of Class A common stock for each Operating Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (ii) an equivalent amount of cash. Certain holders of the Class B common stock are participants in a stockholders’ agreement among holders of a majority of the voting stock of the Company, which allows Mr. Brigham or his affiliates to designate the members of the Board, including those directors that determine whether Atlas Operating will elect to make a cash payment upon an Operating Unit holder’s exercise of its Redemption Right.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. From the date of the IPO through March 31, 2023, we recorded adjustments to the value of our redeemable noncontrolling interest as presented in the table below:

Redeemable
Noncontrolling Interest
Balance at March 13, 2023 (1)	$771,345
Net income attribution post-IPO	6,610
Balance at March 31, 2023	$777,955

(1) Based on the Atlas Operating Units held by the Legacy Owners who also hold 42,852,499 shares of Class B common stock and a Class A common stock price of $18.00 on the date on which we consummated the IPO.

Note 10 – Stock-Based Compensation

Long Term Incentive Plan

On March 8, 2023, we adopted the Atlas Energy Solutions Inc. 2023 Long Term Incentive Plan (the “LTIP”) for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of awards: (1) incentive stock options qualified as such under U.S. federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units (“RSUs”); (6) bonus stock; (7) dividend equivalents; (8) other stock-based awards; (9) cash awards; and (10) substitute awards. The shares to be delivered under the LTIP may be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by us, including shares purchased on the open market. Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of Class A common stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee of the Board (the “Compensation Committee”). On March 31, 2023, 9,519,111 shares of Class A common stock were available for future grants. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of Class A common stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the

Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable restricted stock unit agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of common stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of common stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing price on March 13, 2023, the date of grant, of $15.99 applied to the total number of 260,722 RSUs granted. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $0.1 million for the three months ended March 31, 2023. Changes in non-vested RSUs outstanding under the LTIP during the three months ended March 31, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	—	—
Granted	260,722	$15.99
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2023	260,722	$15.99

There was approximately $4.1 million of unrecognized compensation expense relating to outstanding RSUs as of March 31, 2023. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.8 years.

Performance Share Units

Performance Share Units (“PSUs”) represent the right to receive one share of Class A common stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of common stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 490,167 PSUs (based on target) were granted on March 13, 2023 (the “2023 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2023 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2025. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $0.2 million for the three months ended March 31, 2023. Changes in non-vested PSUs outstanding under the LTIP during the three months ended March 31, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	—	—
Granted	490,167	$20.19
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2023	490,167	$20.19

There was approximately $9.7 million of unrecognized compensation expense relating to outstanding PSUs as of March 31, 2023. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.8 years.

Atlas LLC Incentive Plan and ASMC Incentive Plan

Prior to the IPO closing date, the Company recognized unit-based compensation expense for awards granted under two long-term incentive plans, the Atlas Sand Management Company, LLC Long-Term Incentive Plan (the “ASMC Plan”) and the Atlas Sand Company, LLC Long-Term Incentive Plan (the “ASCo Plan”). The ASMC Plan was adopted on September 15, 2017, by ASMC for officers, employees, directors, managers and consultants of ASMC (the “ASMC Participants”). The ASCo Plan was adopted by Atlas

LLC on December 15, 2017, for officers, employees, directors, managers, consultants or other advisors of Atlas LLC (the “ASCo Participants”).

On May 28, 2018, Atlas LLC adopted the Atlas Sand Company, LLC Amended and Restated Long-Term Incentive Plan that reduced the authorized available awards to be issued under the ASCo Plan from 149,425 to 100,000. The ASCo Plan consists of equity grants of Class P units made to ASCo Participants at the discretion of the plan administrator. Pursuant to the terms of the ASCo Plan, to the extent that an award is canceled, any and all Class P units that are canceled and repurchased will be available again for new awards under the ASCo Plan.

The Company has applied the guidance of FASB Interpretation 44, which establishes an accounting model whereby equity awards granted by a parent company to employees of a subsidiary are recognized in the financial statements of the subsidiary.

A summary of Atlas LLC’s Class P unit activity is as follows:

	Number of Class P Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	3,533	$151.57
Granted	—	—
Vested	(3,533)	$151.57
Forfeited	—	—
Non-vested at March 31, 2023	—	—

We account for each tranche of the unit awards as compensatory awards in accordance with ASC 718, and as such, compensation expense is recognized over the service condition vesting period based on the grant date fair values using a graded vesting methodology. To determine grant date fair value, we valued these unit awards utilizing a Monte Carlo option pricing model, to take into consideration the probability of a market condition on being met. This methodology involves making assumptions for the expected time to liquidity, volatility and risk-free rate.

We estimated expected volatility based on a 50/50 blend of historical and implied volatility. The risk-free interest rate is based on the yield on U.S. government bonds for a period commensurate with the expected term. The expected term is based on time to the expected exit date as of the valuation date based on the probability weighted average of exit scenario terms. We applied a discount to reflect the lack of marketability due to the absence of an active market for its units. Further, we assumed no expected dividend yield.

For the three months ended March 31, 2023, we recognized $0.2 million of unit-based compensation expense related to awards in the ASCo Plan as compared to $0.1 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the Company recognized $0.1 million of unit-based compensation expense in its condensed consolidated statements of operations related to awards in the ASMC Plan as compared to $0.1 million for the three months ended March 31, 2022.

As of March 31, 2023, there were no unrecognized unit-based compensation expense amounts related to the ASCo Plan and ASMC Plan.

Note 11 – Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. Atlas Inc. uses the treasury stock method to determine the potential dilutive effect of vesting of its outstanding RSUs and PSUs. Atlas Inc. does not use the two-class method as the Class B common stock, the unvested RSUs, and PSU awards are nonparticipating securities. The issuance of Class A common stock in exchange for Operating Units held by the Legacy Owners (and their corresponding shares of Class B common stock) will not have a dilutive effect on EPS and was not recognized in dilutive earnings per share calculations as of March 31, 2023. Please see Note 2 - Summary of Significant Accounting Policies -Earnings Per Share for more information. There were no shares of Class A or Class B common stock outstanding for the three months ended March 31, 2022, and therefore no earnings per share information has been presented for that period.

For the three months ended March 31, 2023, Atlas Inc.’s EPS calculation includes only its share of net income for the period subsequent to the IPO, and omits income prior to the IPO. In addition, the basic weighted average shares outstanding calculation is based on the actual days during which the shares were outstanding date of our IPO through March 31, 2023.

The following table reflects the allocation of net income to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of common stock outstanding for the period:

For The Three Months Ended March 31,
2023
Numerator:
Net income	$62,905
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC	54,561
Less: Net income attributable to redeemable noncontrolling interest	6,610
Net income attributable to Atlas Energy Solutions, Inc.	$1,734
Denominator:
Basic weighted average shares outstanding	57,148
Dilutive potential of restricted stock units	260
Diluted weighted average shares outstanding (1)	$57,408

Basic EPS attributable to Class A stockholders	$0.03
Diluted EPS attributable to Class A stockholders (1)	$0.03
(1) Shares of Class A common stock issued in exchange for shares of Class B common stock do not have a dilutive effect on EPS and were not included in the EPS calculation.

As of March 31, 2023, there were 490,167 shares related to PSUs (based on target) that could vest in the future based on predetermined performance goals. These units were not included in the computation of EPS for the three months ended March 31, 2023, because the performance goals had not been met, assuming the end of the reporting period was the end of the contingency period.

Note 12 – Income Taxes

The Company’s predecessor, Atlas LLC, is a limited liability company that elected to be treated as a partnership for income tax purposes and, therefore, is not subject to U.S. federal income tax. Rather, the U.S. federal income tax liability with respect to the taxable income of Atlas LLC is passed through to its owners. However, Atlas LLC’s operations located in Texas are subject to an entity-level tax, the Texas margin tax, at a statutory rate of up to 0.75% of income that is apportioned to Texas. The tax expense or benefit associated with the interim period is computed using the most recent estimated tax rate applied to the year-to-date revenues less cost of sales.

Atlas Inc. is a corporation and is subject to U.S. federal, state and local income taxes. In March 2023, Atlas Inc. completed its initial public offering of 18,000,000 shares of Class A common stock at a price to the public of $18.00 per share. The tax implications of the Reorganization, the IPO and the tax impact of Atlas Inc.’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying Financial Statements. On March 13, 2023, the date on which we closed the IPO, a corresponding deferred tax liability of approximately $17.8 million was recorded associated with the differences between the tax and book basis of the investment in Atlas LLC. The offset of the deferred tax liability was recorded to additional paid-in capital.

The effective combined U.S. federal and state income tax rate for the three months ended March 31, 2023 was 10.9%. During the three months ended March 31, 2023, we recognized an income tax expense of $7.7 million. Total income tax expense for the three months ended March 31, 2023 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the net income attributable to Atlas LLC prior to the date of our IPO, net income attributable to noncontrolling interest subsequent to the IPO, and state taxes (net of the anticipated federal benefit). During the three months ended March 31, 2022, we recognized an income tax expense of $0.2 million.

Note 13 – Related-Party Transactions

Brigham Oil & Gas, LLC

Atlas LLC has sold proppant to a customer, Brigham Oil & Gas, LLC, which is controlled by our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three months ended March 31, 2023 and 2022, the Company made no sales to this customer. As of March 31, 2023 and December 31, 2022, we had no outstanding related-party accounts receivable with this customer and $0.9 million outstanding related-party accounts receivable, respectively.

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three months ended March 31, 2023 and 2022, we made aggregate payments to Brigham Land equal to approximately $0.2 million and
$0.3 million, respectively. As of March 31, 2023 and December 31, 2022, our outstanding balance of related-party accounts payable to Brigham Land was $0.1 million and $0.1 million, respectively.

Brigham Earth, LLC

Brigham Earth, LLC provides us with professional and consulting services as well as access to certain information and software systems. Brigham Earth, LLC is owned and controlled by our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three months ended March 31, 2023 and 2022, we made aggregate payments to Brigham Earth, LLC for these services equal to approximately $0.1 million and $0.2 million, respectively. As of March 31, 2023 and December 31, 2022, our outstanding balance of related-party accounts payable to Brigham Earth, LLC was $0.1 million and $0.1 million, respectively.

Anthem Ventures, LLC

Anthem Ventures, LLC provides us with transportation services. Anthem Ventures, LLC is owned and controlled by our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three months ended March 31, 2023, we made aggregate payments to Anthem Ventures, LLC for these services equal to approximately $0.1 million. For the three months ended March 31, 2022, we made no payments to Anthem Ventures, LLC for these services. As of March 31, 2023, our outstanding balance of related-party accounts payable to Anthem Ventures, LLC was de minimis. As of December 31, 2022, we did not have an outstanding accounts payable balance with this related party.

Permian Dunes Holding Company, LLC

Refer to Note 7 – Commitments and contingencies for disclosures related to the Company’s royalty agreement and mining agreement with Permian Dunes Holding Company, LLC, a related party.

Reorganization

Refer to Note 1 – Business and Organization for disclosures related to the Company’s transactions with affiliates including entities controlled by Bud Brigham.

Registration Rights Agreement

In connection with the closing of the IPO, we entered into a registration rights agreement with certain Legacy Owners covering, in the aggregate, approximately 38.4% of our Class A and Class B common stock on a combined basis. The agreement includes provisions by which we agree to register under the U.S. federal securities laws the offer and resale of shares of our Class A common stock (including shares issued in connection with any redemption of Operating Units pursuant to the Redemption Right or the Call Right) by such Legacy Owners or certain of their respective affiliates or permitted transferees under the registration rights agreement. These registration rights will be subject to certain conditions and limitations. We will generally be obligated to pay all registration expenses in connection with these registration obligations, regardless of whether a registration statement is filed or becomes effective.

Stockholders’ Agreement

In connection with the closing of the IPO, we entered into a stockholders’ agreement with certain of our Legacy Owners (the “Principal Stockholders”). Among other things, the stockholders’ agreement provides our Executive Chairman and Chief Executive Officer, Bud Brigham, the right to designate a certain number of nominees for election or appointment to our Board as described below according to the percentage of Class A and Class B common stock (taken together as a single class) held by such Principal Stockholders.

Pursuant to the stockholders’ agreement, we will be required to take all necessary actions, to the fullest extent permitted by applicable law (including with respect to any fiduciary duties under Delaware law), to cause the election or appointment of the nominees designated by Mr. Brigham or his affiliates, and each of the Principal Stockholders will agree to cause its respective shares of Class A and Class B common stock to be voted in favor of the election of each of the nominees designated by Mr. Brigham or his affiliates. Mr. Brigham or his affiliates will be entitled to designate the replacement for any of his respective board designees whose board service terminates prior to the end of such director’s term.

In addition, the stockholders’ agreement provides that for so long as Mr. Brigham or any of his affiliates is entitled to designate any members of our Board, we will be required to take all necessary actions to cause each of the audit committee, compensation committee and nominating and governance committee of our Board to include in its membership at least one director designated by Mr. Brigham or his affiliates, except to the extent that such membership would violate applicable securities laws or stock exchange rules.

Furthermore, so long as the Principal Stockholders collectively beneficially own at least a majority of the outstanding shares of our Class A and Class B common stock (taken together as a single class), we have agreed not to take, and will cause our subsidiaries not to take, the following actions (or enter into an agreement to take such actions) without the prior consent of Mr. Brigham or his affiliates, subject to certain exceptions:

•
adopting or proposing any amendment, modification or restatement of or supplement to our certificate of incorporation or bylaws;
•
increasing or decreasing the size of our Board; or
•
issuing any equity securities that will rank senior to our Class A and Class B common stock as to voting rights, dividend rights or distributions rights upon liquidation, winding up or dissolution of the Company.

For more information, please see the section titled “Certain Relationships and Related Party Transactions—Stockholders’ Agreement” in our Final Prospectus.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes presented in this Quarterly Report on Form 10-Q (this “Report”), as well as our audited financial statements and notes thereto included in our final prospectus, dated March 8, 2023, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on March 10, 2023 in connection with our initial public offering (our “Final Prospectus”).

Unless the context otherwise requires, references to “Atlas Inc.” are to Atlas Energy Solutions Inc., and references to the “Company,” “we,” “us,” and like expressions are to Atlas Inc. together with its subsidiaries, including Atlas Sand Company, LLC (“Atlas LLC”), the predecessor of Atlas Inc. References to “Atlas Operating” are to Atlas Sand Operating, LLC, the operating subsidiary of Atlas Inc. and the direct parent company of Atlas LLC.

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “may,” “forecast,” “continue,” “could,” “would,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section titled “Risk Factors” included in this Report. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•
higher than expected costs to operate our proppant production and processing facilities and develop the Dune Express (as defined below);
•
the amount of proppant we are able to produce, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;
•
the volume of proppant we are able to sell and our ability to enter into supply contracts for our proppant on acceptable terms;
•
the prices we are able to charge, and the margins we are able to realize, from our proppant sales;
•
the demand for and price of proppant, particularly in the Permian Basin;
•
the success of our electric dredging transition efforts;
•
fluctuations in the demand for certain grades of proppant;
•
the domestic and foreign supply of and demand for oil and natural gas;
•
the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations (together, “OPEC+”) with respect to production levels or other matters related to the prices of oil and natural gas;
•
changes in the price and availability of natural gas, diesel fuel or electricity that we use as fuel sources for our proppant production facilities and related equipment;
•
the availability of capital and our liquidity;
•
the level of competition from other companies;
•
pending legal or environmental matters;
•
changes in laws and regulations (or the interpretation thereof) or increased public scrutiny related to the proppant production and oil and natural gas industries, silica dust exposure or the environment;
•
facility shutdowns in response to environmental regulatory actions;
•
technical difficulties or failures;
•
liability or operational disruptions due to pit-wall or pond failure, environmental hazards, fires, explosions, chemical mishandling or other industrial accidents;

•
unanticipated ground, grade or water conditions;
•
inability to obtain government approvals or acquire or maintain necessary permits or mining, access or water rights;
•
changes in the price and availability of transportation services;
•
inability of our customers to take delivery;
•
difficulty collecting on accounts receivable;
•
the level of completion activity in the oil and natural gas industry;
•
inability to obtain necessary production equipment or replacement parts;
•
the amount of water available for processing;
•
any planned or future expansion projects or capital expenditures;
•
our ability to finance equipment, working capital and capital expenditures;
•
inability to successfully grow organically, including through future land acquisitions;
•
inaccuracies in estimates of volumes and qualities of our frac sand reserves;
•
failure to meet our minimum delivery requirements under our supply agreements;
•
material nonpayment or nonperformance by any of our significant customers;
•
development of either effective alternative proppants or new processes that replace hydraulic fracturing;
•
our ability to borrow funds and access the capital markets;
•
our ability to comply with covenants contained in our debt instruments;
•
the severity, operational challenges and duration of the ongoing COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions, which have caused economic slowdowns and interruptions to our and our customers’ operations;
•
the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
•
changes in global political or economic conditions, including sustained inflation as well as financial market instability or disruptions to the banking system due to bank failures, particularly in light of the recent events that have occurred with respect to Silicon Valley Bank (“SVB”) and Signature Bank and associated changes in monetary policy, both generally and in the markets we serve;
•
the impact of geopolitical developments and tensions, war and uncertainty in oil-producing countries (including the invasion of Ukraine by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);
•
health epidemics, such as the ongoing COVID-19 pandemic, natural disasters or inclement or hazardous weather conditions, including but not limited to cold weather, droughts, flooding, tornadoes and the physical impacts of climate change;
•
physical, electronic and cybersecurity breaches;
•
the effects of litigation;
•
plans, objectives, expectations and intentions described in this Report that are not historical; and
•
other factors discussed elsewhere in this Report, including in the section titled “Item 1A. Risk Factors.”

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under the section titled “Item 1A. Risk Factors” in this Report and the risk factors disclosed under the heading “Risk Factors” included in our Final Prospectus.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. Should one or more of the risks or uncertainties described in this Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, included in this Report are expressly qualified in their entirety by this cautionary statement.

This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements to reflect events or circumstances after the date of this Report.

Overview

We are a low-cost producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Winkler and Ward Counties, Texas, within the Permian Basin and operations consist of proppant production and processing facilities, including one facility near Kermit, Texas (the “Kermit facility”) and a second facility near Monahans, Texas (the “Monahans facility”). As of March 31, 2023, our Kermit and Monahans facilities have a total combined annual production capacity in excess of 10.0 million tons.

We are currently building a logistics platform with the aim of increasing the efficiency, safety and sustainability of the oil and natural gas industry within the Permian Basin. This will include the Dune Express, an overland conveyor infrastructure solution currently under construction, coupled with our fleet of fit-for-purpose trucks and trailers.

Recent Developments

Initial Public Offering

On March 13, 2023, Atlas Inc. completed its initial public offering of 18.0 million shares of its Class A common stock, par value $0.01 per share (the “Class A common stock”) at a price to the public of $18.00 per share (the “IPO”). The IPO generated combined net proceeds of $292.7 million, after deducting underwriter discounts and commissions and estimated offering costs.

Reorganization

Pursuant to a master reorganization agreement (the “Master Reorganization Agreement”) dated March 8, 2023, by and among Atlas Inc., Atlas Operating, Atlas LLC, Atlas Sand Management Company, LLC, a Texas limited liability company (“ASMC”), Atlas Sand Holdings, LLC, a Delaware limited liability company (“Holdings”), Atlas Sand Holdings II, LLC, a Delaware limited liability company (“Holdings II”), Atlas Sand Management Company II, LLC, a Delaware limited liability company (“ASMC II”), and Atlas Sand Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), the Company and the parties thereto completed certain restructuring transactions (the “Reorganization”) in connection with the IPO. As part of the Reorganization:

•
Merger Sub merged with and into Atlas LLC, with Atlas LLC surviving as a wholly owned subsidiary of Atlas Operating;
•
Holdings, Holdings II and ASMC II were formed (collectively with ASMC, the “HoldCos”), through which certain holders who previously held membership interests in Atlas LLC (the “Legacy Owners”) were issued (and continue to hold a portion of) the membership interests in Atlas Operating, as represented by a single class of common units (“Operating Units”);
•
certain Legacy Owners, through the HoldCos, transferred all or a portion of their Operating Units and voting rights, as applicable, in Atlas Operating to Atlas Inc. in exchange for an aggregate of 39,147,501 shares of Class A common stock and, in the case of Legacy Owners continuing to hold Operating Units through the HoldCos, an aggregate of 42,852,499 shares of Class B common stock, par value $0.01 per share, of the Company (the “Class B common stock,” and together with the Class A common stock, the “common stock”), so that such Legacy Owners that continue to hold Operating Units also hold, through the HoldCos, one share of Class B common stock for each Operating Unit held by them;
•
the 1,000 shares of Class A common stock issued to Atlas LLC at the formation of Atlas Inc. were redeemed and canceled for nominal consideration; and
•
Atlas Inc. contributed all of the net proceeds received by it in the IPO to Atlas Operating in exchange for a number of Operating Units (such that the total number of Operating Units held by Atlas Inc. equals the number of shares of Class A common stock outstanding after the IPO), and Atlas Operating further contributed the net proceeds received to Atlas LLC.

On or before August 30, 2023, we will designate a date for distributions of the Operating Units and shares of common stock of the Company currently held by the HoldCos to the Legacy Owners in accordance with the distribution provisions of each respective HoldCo operating agreement. Following this distribution, the HoldCos will be dissolved, and the Legacy Owners will hold shares of the Company’s Class A common stock or Class B common stock (and corresponding Operating Units) directly.

May Dividend and Distribution

On May 8, 2023, Atlas Operating approved a distribution of $0.15 per Operating Unit, in the aggregate amount of $15.0 million, as permitted by the Amended and Restated Limited Liability Company Agreement of Atlas Sand Operating, LLC, and the Company declared a quarterly variable dividend of $0.15 per share of Class A common stock. To effect the payment of the dividend, Atlas Operating will make a distribution of $0.15 per Operating Unit to each of the Company and Holdings, the Company will use its respective distribution to fund the quarterly variable dividend to be paid to the holders of our Class A common stock, and Holdings will distribute its respective distributions to certain Legacy Owners. Concurrent with this distribution, Atlas LLC is required to repay

$3.8 million of the 2021 Term Loan Credit Facility at par per the terms of the 2021 Term Loan Credit Facility. The dividend will be payable on May 22, 2023 to holders of record of Class A common stock and Units at the close of business on May 15, 2023.

Our Predecessor

Our predecessor consists of Atlas LLC and certain of its wholly owned subsidiaries: Atlas Sand Employee Holdings, LLC; Atlas Sand Employee Company, LLC; Atlas OLC Employee Company, LLC; Atlas Construction Employee Company, LLC; Fountainhead Logistics Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; OLC Monahans, LLC; and Fountainhead Logistics, LLC on a consolidated basis (which we refer to collectively as “Atlas Predecessor”). Historical periods for Atlas Predecessor were presented on a consolidated basis given the common control ownership. Unless otherwise indicated, the historical consolidated financial information included in this Report presents the historical financial information of Atlas Predecessor. Historical consolidated financial information is not indicative of the results that may be expected in any future periods.

Recent Trends and Outlook

Current global macroeconomic concerns include rising interest rates, financial institution solvency, and the possibility of a recession. Despite these headwinds, the oil market remained healthy in the first quarter of 2023. During the first quarter of 2023, the price for West Texas Intermediate crude oil averaged $76.08 per barrel (“Bbl”), as compared to $82.79 per Bbl during the fourth quarter of 2022.

We believe the fundamental outlook for hydrocarbons remains strong. Global demand for hydrocarbons has returned to pre-pandemic levels and we believe years of underinvestment in the oil and natural gas industry’s production capacity will lead to a structural supply imbalance. While demand currently remains strong, we acknowledge that there continues to be a concern of a recession risk in global markets. We believe that the impact on the oil and gas industry from a possible recession would be relatively muted in 2023 due to low inventory levels and rather sparse spare global production capacity, which can be exacerbated by geopolitical and regulatory decisions.

Current commodity prices continue to offer returns for oil and gas exploration and production, particularly those in oilier basins. Both major operators and independents are focusing their capital spending on North America, and in particular the Permian Basin. As a result, the Permian Basin proppant market remains healthy, with proppant demand presently at an all-time high. While the available Permian Basin proppant supply has marginally grown over the past year, the market currently remains undersupplied and that deficit is likely to grow based on forecasted demand levels.

How We Generate Revenue

We generate revenue by mining, processing and distributing proppant that our customers use in connection with their operations. We sell proppant to our customers under supply agreements or as spot sales at prevailing market rates, which is dependent upon the cost of producing proppant, the proppant volumes sold and the desired margin and prevailing market conditions.

Revenues also include charges for sand logistics services provided to our customers. Our logistics service revenue fluctuates based on several factors, including the volume of proppant transported and the distance between our facilities and our customers. Revenue is generally recognized as products are delivered in accordance with the contract.

Some of our contracts contain shortfall provisions that calculate agreed upon fees that are billed when the customer does not satisfy the minimum purchases over a period of time defined in each contract.

Costs of Conducting Our Business

We incur operating costs primarily from direct and indirect labor, freight charges, utility costs, fuel and maintenance costs and royalties. We incur labor costs associated with employees at our Kermit and Monahans facilities, which represent the most significant cost of converting proppant to finished product. Our Kermit and Monahans facilities undergo maintenance to minimize unscheduled downtime and ensure the ongoing quality of our proppant and ability to meet customer demands. We may incur variable utility costs in connection with the operation of our processing facilities, primarily natural gas and electricity, which are both susceptible to market fluctuations. We lease equipment in many areas of our operations, including our proppant production hauling equipment. We incur variable royalty expense and/or delay rentals related to our agreements with the owners of our reserves. In addition, other costs including overhead allocation, depreciation and depletion are capitalized as a component of inventory and are reflected in cost of goods sold when inventory is sold. Our logistics services incur operating costs primarily composed of variable freight charges from trucking companies' delivery of sand to customer wellsites, direct and indirect labor, fuel and maintenance costs and royalties.

How We Evaluate Our Operations

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Free Cash Flow, Adjusted EBITDA less Capital Expenditures, Adjusted Free Cash Flow Margin, Adjusted EBITDA less Capital Expenditures Margin, Adjusted Free Cash Flow Conversion, Contribution Margin, Maintenance Capital Expenditures and Net Debt are non-GAAP supplemental financial measures used by our management and by external users of our financial statements such as investors, research analysts and others, in the case of Adjusted EBITDA, to assess our operating performance on a consistent basis across periods by removing the effects of development activities, provide views on capital resources available to organically fund growth projects and, in the case of Adjusted Free Cash Flow and Adjusted EBITDA less Capital Expenditures, assess the financial performance of our assets and their ability to sustain dividends or reinvest to organically fund growth projects over the long term without regard to financing methods, capital structure or historical cost basis.

We define Adjusted EBITDA as net income (loss) before depreciation, depletion and accretion, interest expense, income tax expense, stock and unit-based compensation, gain (loss) on extinguishment of debt and unrealized commodity derivative gain (loss). Management believes Adjusted EBITDA is useful because it allows them to more effectively evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total sales.

We define Adjusted Free Cash Flow as Adjusted EBITDA less Maintenance Capital Expenditures. We define Adjusted EBITDA less Capital Expenditures as Adjusted EBITDA less Net Cash Used in Investing Activities. We believe that Adjusted Free Cash Flow and Adjusted EBITDA less Capital Expenditures are useful to investors as they provide measures of the ability of our business to generate cash.

We define Adjusted Free Cash Flow Margin as Adjusted Free Cash Flow divided by total sales.

We define Adjusted EBITDA less Capital Expenditures Margin as Adjusted EBITDA less Capital Expenditures divided by total sales.

We define Adjusted Free Cash Flow Conversion as Adjusted Free Cash Flow divided by Adjusted EBITDA.

We define Contribution Margin as gross profit plus depreciation, depletion and accretion expense.

We define Maintenance Capital Expenditures as capital expenditures excluding growth capital expenditures.

We define Net Debt as total debt, net of discount and deferred financing costs, plus right-of-use lease liabilities, less cash and cash equivalents.

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Free Cash Flow, Adjusted EBITDA less Capital Expenditures, Adjusted Free Cash Flow Margin, Adjusted EBITDA less Capital Expenditures Margin, Adjusted Free Cash Flow Conversion, Contribution Margin, Maintenance Capital Expenditures and Net Debt do not represent and should not be considered alternatives to, or more meaningful than, net income, income from operations, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP as measures of our financial performance. Adjusted EBITDA, Adjusted Free Cash Flow, and Adjusted EBITDA less Capital Expenditures have important limitations as analytical tools because they exclude some but not all items that affect net income, the most directly comparable GAAP financial measure. Our computation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Free Cash Flow, Adjusted Free Cash Flow Margin, Adjusted EBITDA less Capital Expenditures, Adjusted EBITDA less Capital Expenditures Margin, Adjusted Free Cash Flow Conversion, Contribution Margin, Maintenance Capital Expenditures and Net Debt may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Free Cash Flow, Adjusted EBITDA less Capital Expenditures, Adjusted Free Cash Flow Margin, Adjusted EBITDA less Capital Expenditures Margin, Adjusted Free Cash Flow Conversion, Contribution Margin, Maintenance Capital Expenditures and Net Debt to the most directly comparable GAAP financial measure for the periods indicated.

	For The Three Months Ended March 31,
	2023	2022
	(unaudited)
	(In thousands)
Net income (1)	$62,905	$20,846
Depreciation, depletion and accretion expense	8,808	6,483
Interest expense	4,021	4,002
Income tax expense	7,677	225
EBITDA	$83,411	$31,556
Stock and unit-based compensation expense	622	205
Unrealized commodity derivative gain	—	(768)
Adjusted EBITDA	$84,033	$30,993
Maintenance Capital Expenditures	$7,114	$8,646
Adjusted Free Cash Flow	$76,919	$22,347

	For The Three Months Ended March 31,
	2023	2022
	(unaudited)
	(In thousands)
Net income (1)	$62,905	$20,846
Depreciation, depletion and accretion expense	8,808	6,483
Interest expense	4,021	4,002
Income tax expense	7,677	225
EBITDA	$83,411	$31,556
Stock and unit-based compensation expense	622	205
Unrealized commodity derivative gain	—	(768)
Adjusted EBITDA	$84,033	$30,993
Capital expenditures	$60,940	$6,037
Adjusted EBITDA less Capital Expenditures	$23,093	$24,956

	For The Three Months Ended March 31,
	2023	2022
	(unaudited)
	(In thousands)
Net cash provided by operating activities	$54,235	$23,699
Current income tax expense(2)	3,869	225
Change in operating assets and liabilities	22,319	3,105
Cash interest expense(2)	3,816	3,784
Maintenance capital expenditures(2)	(7,114)	(8,646)
Other	(206)	180
Adjusted Free Cash Flow	$76,919	$22,347

	For The Three Months Ended March 31,
	2023	2022
	(unaudited)
	(In thousands, except percentages)
Net cash provided by operating activities	$54,235	$23,699
Current income tax expense(2)	3,869	225
Change in operating assets and liabilities	22,319	3,105
Cash interest expense(2)	3,816	3,784
Capital expenditures	(60,940)	(6,037)
Other	(206)	180
Adjusted EBITDA less Capital Expenditures	$23,093	$24,956
Adjusted EBITDA Margin	54.8%	51.8%
Adjusted EBITDA less Capital Expenditure Margin	15.1%	41.7%
Adjusted Free Cash Flow Margin	50.1%	37.3%
Adjusted Free Cash Flow Conversion	91.5%	72.1%

	For The Three Months Ended March 31,
	2023	2022
	(unaudited)
	(In thousands)
Gross Profit	$82,344	$29,242
Depreciation, depletion and accretion expense	8,519	6,167
Contribution Margin	$90,863	$35,409

(1)
Atlas Inc. is a corporation and is subject to U.S. federal income tax. Atlas LLC has elected to be treated as a partnership for income tax purposes and, therefore, was not subject to U.S. federal income tax at an entity level during the periods presented. As a result, the consolidated net income in our historical financial statements does not reflect the tax expense we would have incurred if we had been subject to U.S. federal income tax at an entity level during such periods.
(2)
A reconciliation of the adjustment of these items used to calculate Adjusted Free Cash Flow to the Consolidated Financial Statements is included below.

	For The Three Months Ended March 31,
	2023	2022
	(unaudited)
	(In thousands)
Current tax expense reconciliation:
Income tax expense	$7,677	$225
Less: deferred tax expense	(3,808)	—
Current income tax expense	$3,869	$225
Cash interest expense reconciliation:
Interest expense, net	$3,442	$3,990
Less: Amortization of debt discount	(118)	(109)
Less: Amortization of deferred financing costs	(87)	(109)
Less: Interest income	579	12
Cash interest expense	$3,816	$3,784
Maintenance capital expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$60,940	$6,037
Changes in operating assets and liabilities associated with investing activities(3)	6,811	3,592
Less: Growth capital expenditures	(60,637)	(983)
Maintenance Capital Expenditures, accrual basis	$7,114	$8,646

	For The Three Months Ended March 31,
	2023	2022
	(unaudited)
	(In thousands)
Total Debt	$139,120	$171,386
Discount and deferred financing costs	1,650	2,334
Finance right-of-use lease liabilities	27,018	3,740
Cash and cash equivalents	352,656	53,836
Net Debt	$(184,868)	$123,624

(3)
Positive working capital changes reflect capital expenditures in the current period that will be paid in a future period. Negative working capital changes reflect capital expenditures incurred in a prior period but paid during the period presented.

Factors Affecting the Comparability of Our Results of Operations

Long-Term Incentive Plan

In order to incentivize management members, in March 2023, our board of directors (the “Board”) adopted the Atlas Energy Solutions Inc. 2023 Long Term Incentive Plan (the “LTIP”) for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of awards: (1) incentive stock options qualified as such under U.S. federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units (“RSUs”); (6) bonus stock; (7) dividend equivalents; (8) other stock-based awards; (9) cash awards; and (10) substitute awards. As such, our historical financial data may not present an accurate indication of what our actual results would have been if we had implemented the LTIP program prior to the periods presented.

Public Company Expenses

As a result of the IPO, we incurred direct, incremental selling, general and administrative expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, including stock-based compensation, preparing quarterly reports to stockholders, tax return preparation, independent and internal auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental selling, general and administrative expenses are not included in our results of operations prior to the IPO.

Income Taxes

Atlas Inc. is a corporation subject to U.S. federal, state and local income taxes. Although Atlas Predecessor is subject to margin tax in the State of Texas (at less than 1% of modified pre-tax earnings), it is and historically has been treated as a pass-through entity for U.S. federal, state and local income tax purposes, and as such generally is and was not subject to U.S. federal, state or local income taxes. Rather, the tax liability with respect to the taxable income of Atlas Predecessor is and was passed through to its owners. Accordingly, the financial data attributable to Atlas Predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than margin tax in the State of Texas). Atlas Inc. is subject to U.S. federal, state and local taxes at a blended statutory rate of approximately 21.75% (plus any applicable state income tax) of pre-tax earnings, based upon the federal statutory income tax rate of 21%, plus Texas margin tax rate of 0.75%.

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled pursuant to the provisions of Accounting Standards Codification 740, Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

On March 13, 2023 (the closing date of the IPO), a corresponding deferred tax liability of approximately $17.8 million associated with the differences between the tax and book basis of the investment in Atlas LLC was recorded. The offset of the deferred tax liability was recorded to additional paid-in capital.

Results of Operations

	For The Three Months Ended March 31,
	2023	2022
	(unaudited)
	(In thousands)
Product sales	$128,142	$54,812
Service sales	25,276	5,042
Total sales	153,418	59,854
Cost of sales (excluding depreciation, depletion and accretion expense)	62,555	24,445
Depreciation, depletion and accretion expense	8,519	6,167
Gross profit	82,344	29,242
Operating expenses:
Selling, general and administrative expense (including stock and unit-based expense of $622 and $205 for the three months ended March 31, 2023 and 2022, respectively)	8,504	5,275
Operating income	73,840	23,967
Interest expense, net	(3,442)	(3,990)
Other income	184	1,094
Income tax expense	7,677	225
Net income	$62,905	$20,846

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Product Sales. Product sales increased by $73.3 million to $128.1 million for the three months ended March 31, 2023, as compared to $54.8 million for the three months ended March 31, 2022. An increase in proppant prices between the periods contributed to a $63.0 million positive impact, while an increase in sales volume contributed a $10.3 million positive impact.

Service Sales. Services sales, which includes freight for last-mile logistics services, increased by $20.3 million to $25.3 million for the three months ended March 31, 2023, as compared to $5.0 million for the three months ended March 31, 2022. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $38.2 million to $62.6 million for the three months ended March 31, 2023, as compared to $24.4 million for the three months ended March 30, 2022. Cost of sales (excluding depreciation, depletion and accretion) related to product sales increased by $20.0 million to $39.8 million for the three months ended March 31, 2023, as compared to $19.8 million for the three months ended March 31, 2022, due to higher sales volumes, which increased costs for maintenance, royalties and transition costs related to purchase of dredge equipment, requiring temporary usage of traditional mining rental equipment.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $18.2 million to $22.8 million for the three months ended March 31, 2023, as compared to $4.6 million for the three months ended March 31, 2022, due to higher sales volumes shipped to last-mile logistics customers during the period.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $2.3 million to $8.5 million for the three months ended March 31, 2023, as compared to $6.2 million for the three months ended March 31, 2022. The increase in depreciation, depletion and accretion expense is due to increased units of production depletion due to higher proppant production and additional depreciable assets placed into service when compared to the prior period.

Selling, general and administrative expense. Selling, general and administrative expense increased by $3.2 million to $8.5 million for the three months ended March 31, 2023, as compared to $5.3 million for the three months ended March 31, 2022. The increase is primarily due to an increase of $2.2 million of employee costs, including an increase of $0.4 million of stock-based compensation expense, and $1.0 million of travel, sales and other corporate expenses associated with increased opportunities to conduct commercial business development efforts in person during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Our selling, general and administrative expense includes the non-cash expense for stock and unit-based compensation expense for equity awards granted to our employees. For the three months ended March 31, 2023, unit-based compensation expense was $0.2 million and stock-based compensation expense was $0.4 million, as compared to $0.2 million of unit-based compensation expense and no stock-based compensation expense for the three months ended March 31, 2022.

Interest expense, net. Interest expense, net decreased by $0.6 million to $3.4 million for the three months ended March 31, 2023, as compared to $4.0 million for the three months ended March 31, 2022. The decrease is driven by an increase in interest income of $0.6 million related to interest earned on net IPO proceeds.

Income tax expense. Income tax expense increased by $7.5 million to $7.7 million for the three months ended March 31, 2023, as compared to $0.2 million for the three months ended March 31, 2022. The increase is primarily due to Atlas Inc. incurring U.S. federal income taxes subsequent to our Reorganization on March 8, 2023 and increased revenues, which increased our liability related to Texas margin taxes.

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, and borrowings under our 2018 Term Loan Credit Facility, which was refinanced by our 2021 Term Loan Credit Facility (as defined below), and our previous asset-based loan credit facility (the “2018 ABL Credit Facility”). Going forward, we expect our primary sources of liquidity to be the net proceeds retained from the IPO, cash flows from operations, availability under our 2023 ABL Credit Facility (defined below) or any other credit facility we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be for the payment of any distributions and dividends to our stockholders and for investing in our business, specifically for construction of the Dune Express, expansion of our Kermit facility, and acquisition of fit-for-purpose equipment for our trucking fleet used in our logistics platform. In addition, we have routine facility upgrades and additional ancillary capital expenditures associated with, among other things, contractual obligations and working capital obligations.

As of March 31, 2023, we had working capital, defined as current assets less current liabilities, of $367.6 million and $73.9 million of availability under the 2023 ABL Credit Facility. Our cash and cash equivalents totaled $352.7 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	For The Three Months Ended March 31,
	2023	2022
	(unaudited)
Consolidated Statement of Cash Flow Data:	(In thousands)
Net cash provided by operating activities	$54,235	$23,699
Net cash used in investing activities	(60,940)	(6,037)
Net cash provided by (used in) financing activities	277,351	(4,227)
Net increase in cash	$270,646	$13,435

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $54.2 million and $23.7 million for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily attributable to increased revenues of $93.6 million. The increase was partially offset by a $38.2 million increase in cost of sales (excluding depreciation, depletion and accretion expense).

Net Cash Used in Investing Activities. Net cash used in investing activities was $60.9 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase was due to an increase in capital spending at the Kermit and Monahans facilities, Dune Express and logistics assets during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $277.4 million and net cash used in financing activities was $4.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily due to cash inflows of $303.4 million from net IPO proceeds during the three months ended March 31, 2023. This was offset by an increase of $15.0 million of member distributions prior to the Reorganization and increase of $4.4 million for payments of term loan borrowings during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Capital Requirements

Our primary growth and technology initiatives include construction of the Dune Express, expansion of the Kermit facility, and acquisition of fit-for-purpose equipment for our trucking fleet. Outside of our growth and technology initiatives, our business is not presently capital intensive in nature and only requires the maintenance of our Kermit and Monahans facilities. In addition to capital expenditures, we have certain contractual long-term capital requirements associated with our lease, royalty payments and debt. See Note 5 - Leases, Note 6 - Debt and Note 7 - Commitments and Contingencies of the condensed consolidated financial statements included elsewhere in this Quarterly Report. Our current level of maintenance capital expenditures is expected to remain within our cash on hand and internally generated cash flow.

We expect to use net proceeds from the IPO to fund construction of the Dune Express over the next 18 to 20 months. We intend to fund our other capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, our borrowing capacity under the 2023 ABL Credit Facility.

At any time that our Board declares a dividend to holders of our Class A common stock, we currently expect such dividend to be paid from cash provided by operating activities. We do not expect to borrow funds to finance dividends on our Class A common stock. The timing and amount of any future dividends will be subject to the discretion of our Board from time to time.

Debt Agreements

2023 ABL Credit Facility

On February 22, 2023, Atlas LLC, certain of its subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, and certain financial institutions party thereto as lenders (the “ABL Lenders”) entered into a Loan, Security and Guaranty Agreement (the “2023 ABL Credit Agreement”) pursuant to which the ABL Lenders provide revolving credit financing to the Company in an aggregate principal amount of up to $75.0 million (the “2023 ABL Credit Facility”), with Availability (as defined in the 2023 ABL Credit Agreement) thereunder subject to a “Borrowing Base” as described in the 2023 ABL Credit Agreement. The 2023 ABL Credit Facility includes a letter of credit sub-facility, which permits issuances of letters of credit up to an aggregate amount of $25.0 million. The scheduled maturity date of the 2023 ABL Credit Facility is February 22, 2028; provided that the 2023 ABL Credit Facility will mature on June 30, 2027 if any amount of the 2021 Term Loan Credit Facility that has a maturity date less than 91 days prior to February 22, 2028 is outstanding on June 30, 2027.

Borrowings under the 2023 ABL Credit Facility bear interest, at the Company’s option, at either a base rate or Term SOFR, as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, the Company is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. The Company is also required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding.

Under the 2023 ABL Credit Agreement, Atlas LLC is permitted to make payments of dividends and distributions pursuant to certain limited exceptions and baskets set forth therein and otherwise generally subject to certain restrictions, including that (i) no Event of Default (as defined under the 2023 ABL Credit Agreement) has occurred and is continuing, (ii) and no loans and no more than more than $7.5 million in letters of credit are outstanding, and liquidity exceeds $30.0 million at all times during the 30 days prior to the date of the dividend or distribution; provided that if any loans are outstanding or outstanding letters of credit exceed $7.5 million and no event of default has occurred and is continuing, Atlas LLC is permitted to make payments of dividends and distributions, subject to a minimum Fixed Charge Coverage Ratio (as defined under the 2023 ABL Credit Agreement) of 1.00 to 1.00 and satisfaction of minimum availability thresholds under the Borrowing Base (as defined under the 2023 ABL Credit Agreement), as provided under the 2023 ABL Credit Agreement. Additionally, Atlas LLC may make additional payments of dividends and distributions in qualified equity interests and may make Permitted Tax Distributions (as defined under the 2023 ABL Credit Agreement).

The 2023 ABL Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and certain of its subsidiaries and secured by substantially all of the assets of Atlas LLC and certain of its subsidiaries, excluding: OLC Kermit, LLC, OLC Monahans, LLC and Atlas OLC Employee Company, LLC.

2021 Term Loan Credit Facility

On October 20, 2021, Atlas LLC entered into a credit agreement with Stonebriar Commercial Finance LLC (“Stonebriar”) pursuant to which Stonebriar extended us a $180.0 million single advance term loan credit facility (the “2021 Term Loan Credit Facility”). The term loan outstanding under the 2021 Term Loan Credit Facility is payable in seventy-two consecutive monthly installments and has a final maturity date of October 1, 2027. The amortization of the 2021 Term Loan Credit Facility carries an implied interest rate of 8.47% per annum.

At any time prior to the maturity date, we may redeem the 2021 Term Loan Credit Facility, in whole or in part, at a price equal to 100% of the principal amount being prepaid plus a prepayment fee. The prepayment fee is 2% for prepayments made on or before October 19, 2023 and 1% with respect to any prepayments made thereafter. Upon the maturity of the 2021 Term Loan Credit Facility, the entire unpaid principal amount of the loans outstanding thereunder, together with interest, fees and other amounts payable in connection with the facility, will be immediately due and payable without further notice or demand. Mandatory debt service (inclusive of principal repayment and interest) is $30 million per year for the first two years of the 2021 Term Loan Credit Facility, increasing to $45 million for the final four years.

Dividends and distributions to equity holders are permitted to be made pursuant to certain limited exceptions and baskets described in the credit agreement governing the 2021 Term Loan Credit Facility (the “2021 Term Loan Credit Agreement”) and otherwise generally subject to certain restrictions set forth in the 2021 Term Loan Credit Agreement, including the requirements that (a) no Event of Default (as defined under the 2021 Term Loan Credit Agreement) has occurred and is continuing, (b) Atlas maintains a $30.0 million cash balance pro forma for the Restricted Payment (as defined under the 2021 Term Loan Credit Agreement), (c) the Annualized Leverage Ratio (as defined under the 2021 Term Loan Credit Agreement) is not greater than 2.00 to 1.00 and (d) Atlas LLC makes a concurrent prepayment of the loans outstanding under the 2021 Term Loan Credit Facility, which prepayment is not subject to a prepayment penalty fee, in an amount equal to one-third or one-fourth of the total equity distributions being made, based on a pro forma leverage ratio as set forth in the 2021 Term Loan Credit Agreement. Furthermore, the 2021 Term Loan Credit Facility permits dividends and distributions in certain other circumstances subject to the terms of the 2021 Term Loan Credit Agreement, including dividends and distributions made in equity interests, tax distributions, and dividends of up to 10.0% per annum of the net proceeds raised in our IPO.

The 2021 Term Loan Credit Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. The 2021 Term Loan Credit Facility is not subject to financial covenants, but does require us to maintain a minimum average liquidity balance of not less than $20.0 million at any time there are loans of $5.0 million or more in the aggregate outstanding under our 2018 ABL Credit Facility.

Proceeds from the 2021 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous 2018 Term Loan Credit Facility with BlackGold Capital Management, to make permitted distributions, and for general corporate purposes.

The 2021 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and certain of its subsidiaries and secured by substantially all of the assets of Atlas LLC and certain of its subsidiaries, excluding: OLC Kermit, LLC, OLC Monahans, LLC and Atlas OLC Employee Company, LLC.

2018 ABL Credit Facility

Prior to entering into the 2023 ABL Credit Facility, the Company maintained a revolving credit facility with a borrowing capacity of up to $50.0 million. On February 22, 2023, the Company terminated the 2018 ABL Credit Facility. The Company did not have borrowings under the credit facility at termination.

Critical Accounting Policies and Estimates

As of March 31, 2023, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our IPO registration statement, except the accounting policies discussed in the notes to our condensed consolidated financial statements under Note 2 - Summary of Significant Accounting Policies.

Property, Plant and Equipment, Including Depreciation and Depletion

In order to calculate depreciation of our fixed assets, other than plant facilities and mine development costs, we use the best estimated useful lives at the time the asset is placed into service.

Mining property and development costs, including plant facilities directly associated with mining properties, are amortized using the units of production method on estimated measures of tons of in-place reserves. The impact to reserve estimates is recognized on a prospective basis. Drilling and related costs are capitalized for deposits where proven and probable reserves exist. These activities are directed at obtaining additional information on the deposit or converting non-reserve minerals to proven and probable reserves, with the benefit being realized over a period greater than one year. At a minimum, we will assess the useful lives and residual values of all long-lived assets on an annual basis to determine if adjustments are required. The actual reserve life may differ from the assumptions we have made about the estimated reserve life.

We review property, plant and equipment for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, the Company will reduce the carrying amount of such assets to fair value.

Emerging Growth Company Status

Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we meet the definition of an “emerging growth company,” which allows us to have an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. We have elected to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act, until we are no longer an emerging growth company.

Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and that will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our business is subject to various types of market risks that include interest rate risks, market demand risks, commodity pricing risks, credit risks and inflation risks. Our risk exposure related to these items has not changed materially since December 31, 2022.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

We will not be required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Emerging Growth Company Status” for more information.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any material pending legal proceedings that we believe would have an adverse effect on our financial position, results of operations or cash flows and are not aware of any material legal proceedings contemplated by governmental authorities.

Item 1A. Risk Factors.

For a discussion of the risk factors applicable to the Company, please refer to the section titled “Risk Factors” included in our Final Prospectus, as updated and supplemented by the discussion below. Except for the risk factors noted below, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in the Final Prospectus.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank Corp. (“Signature”) and Silvergate Capital Corp. were each placed into receivership by the FDIC. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.

Although we do not have any funds deposited with SVB, Signature or any financial institution currently in receivership, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. Furthermore, if any of our customers, vendors or other parties with whom we conduct business are unable to access funds with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to eligible financial institutions able to pledge certain qualifying assets as collateral, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations, including access to the proceeds from our IPO, could be significantly impaired by factors affecting any financial institutions with which we maintain cash deposits, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These risks include, but may not be limited to, the following:

•
delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
inability to enter into credit facilities or other working capital resources;
•
potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or
•
termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses or other obligations, financial or otherwise, result in breaches of our financial and/or contractual obligations, or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our current or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers, vendors or other parties with whom we conduct business, which in turn, could have a material adverse effect on our current or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under its agreements with us or become insolvent or declare bankruptcy. In addition, a vendor or customer could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any customers, vendors or other parties with whom we conduct business, or the failure of any customer to make payments when due, or any breach or default by customers or vendors, could cause us to suffer material losses and may have a material adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In connection with our incorporation on February 3, 2022 under the laws of the State of Delaware, we issued 1,000 shares of our Class A common stock to Atlas LLC for an aggregate purchase price of $10.00. These securities were offered and sold by us in reliance upon the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

On March 13, 2023, pursuant to the Master Reorganization Agreement, (i) the Legacy Owners, through the HoldCos, transferred all or a portion of their Operating Units and voting rights, as applicable, in Atlas Operating to the Company in exchange for an aggregate of 39,147,501 shares of Class A common stock and, in the case of Legacy Owners continuing to hold Atlas Units through the HoldCos, an aggregate of 42,852,499 shares of Class B common stock, so that such Legacy Owners continuing to hold Operating Units hold, through the HoldCos, one share of Class B common stock for each Operating Unit held by them immediately following the Reorganization, (ii) the 1,000 shares of Class A Common Stock issued to Atlas LLC at the formation of the Company were redeemed and canceled for nominal consideration, and (iii) the Company contributed all of the net proceeds received by it in the IPO to Atlas Operating in exchange for a number of Operating Units (such that the total number of Operating Units held by the Company equals the number of shares of Class A Common Stock outstanding after the IPO), and Atlas Operating further contributed the net proceeds received to Atlas LLC.

The shares of Class A common stock and Class B common stock issued pursuant to the Master Reorganization Agreement as described above, other than the shares of Class A common stock that were issued in the IPO, were offered and sold in reliance upon the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds

On March 8, 2023, our Registration Statement on Form S-1, as amended (File No. 333-269488), relating to our initial public offering of 18,000,000 shares of our Class A common stock at a price to the public of $18.00 per share, was declared effective by the SEC. The IPO was completed on March 13, 2023. Goldman Sachs & Co. LLC, BofA Securities, Inc. and Piper Sandler & Co. acted as lead book-running managers for the IPO. RBC Capital Markets, LLC, Barclays Capital Inc. and Citigroup Global Markets Inc. acted as book-running managers. Raymond James & Associates, Inc., Johnson Rice & Company LLC, Stephens Inc., Capital One Securities, Inc., PEP Advisory LLC and Drexel Hamilton, LLC acted as co-managers for the IPO. The IPO generated net proceeds of approximately $292.7 million, after deducting underwriter discounts and commissions and estimated offering costs.

The Company contributed all of the net proceeds from the IPO to Atlas Operating in exchange for Operating Units, and Atlas Operating further contributed the net proceeds to Atlas LLC. No payments were made to our directors, officers or their associates, to holders of 10% or more of any class of our equity securities or to our affiliates in connection with the issuance and sale of the securities registered. Atlas LLC will use approximately $287.9 million of the net proceeds of the IPO to fund the construction of the Dune Express, and approximately $4.8 million of the net proceeds of the IPO for general corporate purposes. No payments for any offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Section 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.

None.

Item 6. Exhibits.

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1

Master Reorganization Agreement, dated as of March 8, 2023, by and among Atlas Energy Solutions Inc., Atlas Sand Management Company, LLC, Atlas Sand Company, LLC, Atlas Sand Holdings, LLC, Atlas Sand Operating, LLC, Atlas Sand Holdings II, LLC, Atlas Sand Management Company II, LLC and Atlas Sand Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

3.1

Amended and Restated Certificate of Incorporation of Atlas Energy Solutions Inc., as filed with the Secretary of State of the State of Delaware on March 8, 2023 (incorporated by reference to Exhibit 3.1 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

3.2

Amended and Restated Bylaws of Atlas Energy Solutions Inc., effective as of March 8, 2023 (incorporated by reference to Exhibit 3.2 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

4.1*	Registration Rights Agreement, dated as of March 8, 2023, by and among Atlas Energy Solutions Inc. and the signatories thereto.
10.1

Amended and Restated Limited Liability Company Agreement of Atlas Sand Operating, LLC, dated as of March 8, 2023 (incorporated by reference to Exhibit 10.1 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.2

Stockholders’ Agreement, dated as of March 8, 2023, by and among Atlas Energy Solutions Inc. and the signatories hereto (incorporated by reference to Exhibit 10.2 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.3†

Atlas Energy Solutions Inc. 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.4†

Form of Performance Share Unit Grant Agreement incorporated by reference to Exhibit 10.1 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 17, 2023).

10.5†

Form of Restricted Stock Unit Grant Notice (Officers) (incorporated by reference to Exhibit 10.2 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 17, 2023).

10.6†

Form of Restricted Stock Unit Grant (Directors) (incorporated by reference to Exhibit 10.3 to Atlas

Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 17, 2023).

10.7

Indemnification Agreement (Ben M. “Bud” Brigham) (incorporated by reference to Exhibit 10.4 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.8	Indemnification Agreement (John Turner) (incorporated by reference to Exhibit 10.5 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).
10.9

Indemnification Agreement (Chris Scholla) (incorporated by reference to Exhibit 10.6 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.10

Indemnification Agreement (Dathan C. Voelter) (incorporated by reference to Exhibit 10.7 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.11

Indemnification Agreement (Jeffrey Allison) (incorporated by reference to Exhibit 10.8 to Atlas

Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.12

Indemnification Agreement (Gayle Burleson) (incorporated by reference to Exhibit 10.9 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.13

Indemnification Agreement (Stephen C. Cole) (incorporated by reference to Exhibit 10.10 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.14	Indemnification Agreement (Stacy Hock) (incorporated by reference to Exhibit 10.11 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).
10.15

Indemnification Agreement (A. Lance Langford) (incorporated by reference to Exhibit 10.12 to Atlas

Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.16

Indemnification Agreement (Mark P. Mills) (incorporated by reference to Exhibit 10.13 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.17

Indemnification Agreement (Douglas Rogers) (incorporated by reference to Exhibit 10.14 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.18

Indemnification Agreement (Robb L. Voyles) (incorporated by reference to Exhibit 10.15 to Atlas Energy Solutions Inc.’s Current Report on Form 8-K (Commission File No. 001-41640) filed on March 8, 2023).

10.19*	First Amendment to Credit Agreement, dated as of February 22, 2023 by and between Atlas Sand Company, LLC, as borrower, and Stonebriar Commercial Finance LLC as lender.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.
†	Compensatory plan or arrangement.
#	Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLAS ENERGY SOLUTIONS INC.

Date: May 10, 2023	By:	/s/ Ben Brigham
Ben Brigham
Executive Chairman, Chief Executive Officer, and Director

Date: May 10, 2023	By:	/s/ John Turner
John Turner
President and Chief Financial Officer