Form 10-Q
period 2023-06-30
Atlas Energy Solutions Inc.
filed 2023-08-01
CIK 1910950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 26, 2023, the registrant had 57,147,501 shares of Class A common stock, $0.01 par value per share, and 42,852,499 shares of Class B common stock, $0.01 par value per share, outstanding, for a combined total of 100,000,000 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$341,674	$82,010
Accounts receivable	85,940	73,341
Accounts receivable - related parties	—	1,051
Inventories	3,301	5,614
Spare part inventories	13,506	10,797
Prepaid expenses and other current assets	9,847	5,918
Total current assets	454,268	178,731
Property, plant and equipment, net	700,018	541,524
Finance lease right-of-use assets	36,609	19,173
Operating lease right-of-use assets	4,188	4,049
Other long-term assets	3,537	7,522
Total assets	$1,198,620	$750,999
Liabilities, redeemable noncontrolling interest, and stockholders' and members' equity
Current liabilities:
Accounts payable	$47,681	$31,645
Accounts payable - related parties	177	154
Accrued liabilities	51,380	30,630
Current portion of long-term debt	29,746	20,586
Other current liabilities	12,224	5,659
Total current liabilities	141,208	88,674
Long-term debt, net of discount and deferred financing costs	101,201	126,588
Deferred tax liabilities	39,070	1,906
Other long-term liabilities	38,012	22,474
Total liabilities	319,491	239,642
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	802,443	—
Stockholders’ / members’ equity:
Members' equity	—	511,357
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of June 30, 2023	—	—
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 57,147,501 shares issued and outstanding as of June 30, 2023	571	—
Class B common stock, $0.01 par value, 500,000,000 shares authorized, 42,852,499 shares issued and outstanding as of June 30, 2023	429	—
Additional paid-in-capital	44,150	—
Retained earnings	31,536	—
Total stockholders' and members' equity	76,686	511,357
Total liabilities, redeemable noncontrolling interest and stockholders’ and members’ equity	$1,198,620	$750,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product sales	$125,216	$112,531	$253,358	$167,343
Service sales	36,572	18,792	61,848	23,834
Total sales	161,788	131,323	315,206	191,177
Cost of sales (excluding depreciation, depletion and accretion expense)	63,504	47,050	126,059	71,495
Depreciation, depletion and accretion expense	9,433	6,404	17,952	12,571
Gross profit	88,851	77,869	171,195	107,111
Selling, general and administrative expense (including stock and unit-based compensation expense of $1,624, $178, $2,246, and $383, respectively.)	12,183	5,365	20,687	10,640
Operating income	76,668	72,504	150,508	96,471
Interest expense, net	(521)	(3,904)	(3,963)	(7,894)
Other income	118	514	302	1,608
Income before income taxes	76,265	69,114	146,847	90,185
Income tax expense	5,054	593	12,731	818
Net income	$71,211	$68,521	$134,116	$89,367
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC	—		54,561
Less: Net income attributable to redeemable noncontrolling interest	32,693		39,303
Net income attributable to Atlas Energy Solutions, Inc.	$38,518		$40,252

Net income per Class A common share
Basic	$0.67		$0.70
Diluted	$0.67		$0.70
Weighted average Class A common shares outstanding
Basic	57,148		57,148
Diluted	57,420		57,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders' and Members' Equity and Redeemable Noncontrolling Interest

(Unaudited)

(In thousands)

	Redeemable	Members'							Stockholders'
	Noncontrolling	Equity	Class A		Class B		Additional	Retained	and Members'
	Interest	Value	Shares	Value	Shares	Value	Paid-In-Capital	Earnings	Equity
Balance at December 31, 2022	$—	$511,357	—	$—	—	$—	$—	$—	$511,357
Member distributions prior to IPO	—	(15,000)	—	—	—	—	—	—	(15,000)
Net income prior to IPO and reorganization	—	54,561	—	—	—	—	—	—	54,561
Effect of Reorganization and reclassification to redeemable noncontrolling interest (Note 1)	771,345	(550,918)	39,148	391	42,852	429	(221,247)	—	(771,345)
Issuance of common stock in IPO, net of offering costs	—	—	18,000	180	—	—	291,056	—	291,236
Deferred tax liability arising from the IPO	—	—	—	—	—	—	(27,537)	—	(27,537)
Stock-based compensation	—	—	—	—	—	—	1,878	—	1,878
Net income after IPO and Reorganization	39,303	—	—	—	—	—	—	40,252	40,252
$0.15/share Class A common stock dividend	—	—	—	—	—	—	—	(8,572)	(8,572)
$0.15/unit distribution to Atlas Sand Operating, LLC unitholders	(6,428)	—	—	—	—	—	—	—	—
Dividend equivalent rights ($0.15 per share)	—	—	—	—	—	—	—	(144)	(144)
Other distributions to redeemable non-controlling interest unitholders	(1,777)	—	—	—	—	—	—	—	—
Balance at June 30, 2023	$802,443	$—	57,148	$571	42,852	$429	$44,150	$31,536	$76,686

	Redeemable	Members'							Stockholders'
	Noncontrolling	Equity	Class A		Class B		Additional	Retained	and Members'
	Interest	Value	Shares	Value	Shares	Value	Paid-In-Capital	Earnings	Equity
Balance at December 31, 2021	$—	$338,697	—	$—	—	$—	$—	$—	$338,697
Member distributions	—	(15,024)	—	—	—	—	—	—	(15,024)
Unit-based compensation expense	—	383	—	—	—	—	—	—	383
Net income	—	89,367	—	—	—	—	—	—	89,367
Balance at June 30, 2022	$—	$413,423	—	$—	—	$—	$—	$—	$413,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$134,116	$89,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion expense	18,622	13,229
Amortization of debt discount	238	222
Amortization of deferred financing costs	191	223
Stock and unit-based compensation	2,246	383
Deferred income tax	9,627	—
Commodity derivatives gain	—	(1,173)
Settlements on commodity derivatives	—	871
Other	185	(250)
Changes in operating assets and liabilities:
Accounts receivable	(12,598)	(44,544)
Accounts receivable - related party	868	55
Inventories	2,313	684
Spare part inventories	(2,737)	(2,447)
Prepaid expenses and other current assets	(3,929)	2,085
Other long-term assets	(918)	(3,343)
Accounts payable	1,813	2,599
Accounts payable - related parties	24	(417)
Deferred revenue	—	6,815
Accrued liabilities and other liabilities	8,057	11,072
Net cash provided by operating activities	158,118	75,431
Investing activities:
Purchases of property, plant and equipment	(146,835)	(18,428)
Net cash used in investing activities	(146,835)	(18,428)
Financing Activities:
Net proceeds from IPO	303,426	—
Payment of offering costs	(6,020)	—
Member distributions prior to IPO	(15,000)	(15,024)
Principal payments on term loan borrowings	(16,573)	(12,745)
Issuance costs associated with debt financing	(752)	(233)
Payments under finance leases	(1,700)	(393)
Dividends paid to Class A common stockholders	(8,572)	—
Distributions paid to Atlas Sand Operating, LLC unitholders	(6,428)	—
Net cash provided by (used in) financing activities	248,381	(28,395)
Net increase in cash and cash equivalents	259,664	28,608
Cash and cash equivalents, beginning of period	82,010	40,401
Cash and cash equivalents, end of period	$341,674	$69,009
Supplemental cash flow information
Cash paid during the period for:
Interest	$7,426	$7,358
Taxes	$4,227	$468
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$51,088	$10,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business and Organization

Atlas Energy Solutions Inc. (“Atlas Inc.” and together with its subsidiaries “we,” “us,” “our,” or the “Company”) was formed on February 3, 2022, pursuant to the laws of the State of Delaware. Atlas Inc. is a holding corporation and the ultimate parent company of Atlas Sand Company, LLC (“Atlas LLC”), a Delaware limited liability company formed on April 20, 2017. Atlas LLC is a producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Winkler and Ward Counties, Texas, within the Permian Basin and operations consist of proppant production and processing facilities, including one facility near Kermit, Texas (the “Kermit facility”), a second facility under development at the Kermit location, and a third facility near Monahans, Texas (the “Monahans facility”).

We are currently building a logistics platform with the goal of increasing the efficiency, safety and sustainability of the oil and natural gas industry within the Permian Basin. This will include the Dune Express, an overland conveyor infrastructure solution currently under construction, coupled with our growing fleet of fit-for-purpose trucks and trailers.

We sell products and services primarily to oil and natural gas exploration and production companies and oilfield services companies primarily under supply agreements and also through spot sales on the open market.

Initial Public Offering

On March 13, 2023, we completed our initial public offering (the “IPO”) of 18,000,000 shares of the Company’s Class A common stock, par value $0.01 per share (“Class A common stock”) at a price of $18.00 per share. The IPO generated $324.0 million of gross proceeds and net proceeds of approximately $291.2 million. The gross proceeds were offset by $20.6 million of underwriting discounts and commissions, $5.9 million of current offering costs in 2023, and $6.3 million in offering costs paid in 2022 that were recorded to other long-term assets on the consolidated balance sheets as of December 31, 2022. The material terms of the IPO are described in the Company’s final prospectus, dated March 8, 2023 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”), on March 10, 2023 (the “Final Prospectus”).

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

On March 13, 2023, the date on which we closed the IPO, a corresponding deferred tax liability of approximately $27.5 million was recorded associated with the differences between the tax and book basis of the investment in Atlas LLC. The offset of the deferred tax liability was recorded to additional paid-in capital. As there was no change in control of Atlas Operating, Atlas LLC, or the businesses or subsidiaries held by Atlas LLC as a result of the Reorganization, purchase accounting is not required and the Legacy Owners’ interests in Operating Units are recognized as a noncontrolling interest in Atlas Operating.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and SEC requirements. All adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements include the accounts of Atlas Inc., New Atlas HoldCo Inc., Atlas Operating, Atlas LLC, and Atlas LLC’s wholly owned subsidiaries: Atlas Sand Employee Company, LLC; Atlas OLC Employee Company, LLC; Atlas Construction Employee Company, LLC; Atlas Sand Employee Holdings, LLC; Fountainhead Logistics Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; and OLC Monahans, LLC; Fountainhead Logistics, LLC; and Fountainhead Transportation Services, LLC.

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other period. The Financial Statements and these notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included within the Company’s Final Prospectus.

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

Use of Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these Financial Statements include, but are not limited to: the sand reserves and their impact on calculating the depletion expense under the units-of-production method; the depreciation and amortization associated with property, plant and equipment; stock and unit-based compensation; spare parts inventory reserve; collectability of receivables; certain liabilities; and income tax expense. We base estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of all highly liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. As of June 30, 2023, we have deposits of $109.3 million in an Insured Cash Sweep (“ICS”) Deposit Placement Agreement within IntraFi Network LLC facilitated by our bank. The ICS program provides the Company with access to FDIC insurance for our total cash held within the ICS. We had an additional $170.5 million in 2-month and 3-month United States Treasury Bills which are fully backed by the United States as of June 30, 2023. We place our remaining cash deposits with high-credit-quality financial institutions. At times, a portion of our cash may be uninsured or in deposit accounts that exceed or are not covered under the Federal Deposit Insurance Corporation limit.

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

We are exposed to credit losses primarily through sales of products and services. We analyze accounts receivable on an individual customer and overall basis through review of historical collection experience and current aging status of our customer accounts. We also consider the financial condition and economic environment of our customers in evaluating the need for an allowance. During the three and six months ended June 30, 2023, we recognized de minimis allowance for credit losses. As of June 30, 2023 and December 31, 2022, we had de minimis allowance for credit losses, which is included in accounts receivable on the condensed consolidated balance sheets.

As of June 30, 2023, two customers represented 19% and 10% of our outstanding accounts receivable balance. As of December 31, 2022, two customers represented 19% and 13% of our outstanding accounts receivable balance, respectively.

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

	At June 30, 2023		At December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2021 Term Loan Credit Facility	$130,947	$130,384	$147,174	$146,837	Level 2 – Market Approach

Our credit agreement with Stonebriar Commercial Finance LLC (“Stonebriar”) pursuant to which Stonebriar extended a $180.0 million single advance six-year term loan credit facility (the "2021 Term Loan Credit Facility") bears interest at a fixed rate of 8.47%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of June 30, 2023 and December 31, 2022, the fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. See Note 6 - Debt for discussion of the credit agreement governing the 2021 Term Loan Credit Facility.

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

Earnings Per Share

We use the treasury stock method to determine the potential dilutive effect of outstanding restricted stock units and performance share units. We evaluated the potential dilutive effect of Class B common stock using the “if-converted” method, noting conversion of Class B common stock to Class A common stock will not have a dilutive impact to earnings per share. Each share of Class B common stock is issued in conjunction with and only as a consequence of the issuance by Atlas Operating of an Operating Unit to a securityholder other than the Company. Atlas Inc. is a holding company the only assets of which are equity interests in Atlas Operating. The earnings of Atlas Operating per unit are attributable to the Company and the other Legacy Owners, as the holders of the outstanding Operating Units. Because each holder of Operating Units other than the Company also holds one share of Class B common stock, and because the Company consolidates the results of operations of Atlas Operating, the earnings per Operating Unit attributable to the Legacy Owners are derivatively attributable to the corresponding shares of Class B common stock held by such Legacy Owners. For that reason, if and when a Legacy Owner determines to exercise its Redemption Right (as defined below in Note 8 - Stockholders' Equity) and exchange an Operating Unit (and corresponding share of Class B common stock), and if Atlas Operating or the Company determines to issue a share of Class A common stock in exchange for such Operating Unit (and corresponding share of Class B common stock), there would not be a dilutive impact to the earnings per share of the Class A common stock.

As a result of the IPO, the presentation of earnings per share for the periods prior to the IPO is not meaningful and only earnings per share for periods subsequent to the IPO are presented herein. See Note 11 – Earnings Per Share for additional information.

Redeemable Noncontrolling Interest

We account for the Legacy Owners’ 42.9% economic interest in Atlas Operating through ownership of Operating Units as redeemable noncontrolling interest. The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings associated with the redeemable noncontrolling interest or (2) the redemption value as of the balance sheet date. At June 30, 2023, the redeemable noncontrolling interest was recorded based on its initial fair value plus accumulated income associated with the redeemable noncontrolling interest as this amount was higher than the redemption value of $726.8 million at June 30, 2023. The redemption amount is based on the 10-day volume-weighted average closing price of shares of Class A common stock at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to retained earnings, or additional paid-in capital in the absence of retained earnings. For more information, refer to Note 9 - Redeemable Noncontrolling Interest.

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

We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing the condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. However, the conclusions regarding the evaluation are subject to review and may change based on factors including, but not limited to, ongoing analysis of tax laws, regulations, and interpretations thereof. As of June 30, 2023 and December 31, 2022, we did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2018, 2019, 2020, 2021 and 2022 are open to examinations by U.S. federal, state or local tax authorities. We cannot predict or provide assurance as to the ultimate outcome of any existing or future examinations.

Recently Issued Accounting Pronouncements

Rate Reform – In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In December 2022, FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 amended ASU 2020-04 and deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As described in Note 6 - Debt, our previous asset-based loan credit facility (the “2018 ABL Credit Facility”) was terminated on February 22, 2023. The 2018 ABL Credit Facility was our only material agreement affected by reference rate reform as of June 30, 2023. We will continue to evaluate the impact of this standard on the Financial Statements and do not believe it will have a material impact on the Financial Statements.

Financial Instruments – In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which amended the guidance on the impairment of financial instruments. The standard added an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. In May 2019, ASU 2016-13 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The new guidance became effective for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on January 1, 2023. ASU 2016-13 was applied using a modified retrospective approach, with a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. We analyzed trade accounts receivable on an individual customer and overall basis through review of historical collection experience and current aging status of our customer accounts. We also consider the financial condition and economic environment of our customers in evaluating the need for an allowance. There was no material cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2023. See Accounts Receivable and Allowance for Credit Losses discussed within this Note.

Note 3 – Inventories

Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$343	$290
Work-in-process	2,646	4,825
Finished goods	312	499
Inventories	$3,301	$5,614

No inventory reserve was deemed necessary as of June 30, 2023 or December 31, 2022.

Note 4 – Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Plant facilities associated with productive, depletable properties	$243,618	$243,613
Plant equipment	270,493	251,122
Land	3,009	3,009
Furniture and office equipment	1,871	1,407
Computer and network equipment	1,648	1,648
Buildings and leasehold improvements	30,003	25,402
Logistics equipment	6,771	1,591
Construction in progress	255,654	111,711
Property, plant and equipment	813,067	639,503
Less: Accumulated depreciation and depletion	(113,049)	(97,979)
Property, plant and equipment, net	$700,018	$541,524

Depreciation expense and depletion expense recognized in depreciation, depletion and accretion expense was $8.0 million and $1.4 million, respectively, for the three months ended June 30, 2023, as compared to $5.0 million and $1.4 million, respectively, for the three months ended June 30, 2022. Depreciation expense and depletion expense recognized in depreciation, depletion and accretion expense was $15.0 million and $2.9 million for the six months ended June 30, 2023, respectively, as compared to $10.0 million and $2.6 million for the six months ended June 30, 2022, respectively. Depreciation expense recognized in selling, general and administrative expense was $0.4 million for the three months ended June 30, 2023 as compared to $0.3 million for the three months ended June 30, 2022. Depreciation expense recognized in selling, general and administrative expense was $0.7 million for the six months ended June 30, 2023 as compared to $0.6 million for the six months ended June 30, 2022. We did not recognize impairment of long-lived assets or loss on disposal of assets for the three and six months ended June 30, 2023 and 2022.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$1,973	$255	$3,440	$456
Interest on lease liabilities	822	69	1,397	119
Operating lease cost	272	227	534	612
Variable lease cost	87	159	298	342
Short-term lease cost	6,571	2,261	12,362	3,390
Total lease cost	$9,725	$2,971	$18,031	$4,919

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$289	$285	$575	$726
Operating cash outflows from finance leases	$822	$70	$1,397	$119
Financing cash outflows from finance leases	$962	$218	$1,700	$393
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$559	$—	$559	$5,384
Finance leases	$13,274	$—	$20,876	$3,951

During the six months ended June 30, 2022, we modified an agreement related to certain operating right-of-use assets of $1.3 million and liabilities of $1.3 million; the change in terms increased the amount, extended the term, and resulted in finance lease classification. In connection with this modification, we recognized finance lease right-of-use assets of $3.2 million and liabilities of $3.2 million. There was no gain or loss recognized as a result of these amendments.

Lease terms and discount rates as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	4.1 years	4.5 years
Finance leases	5.1 years	5.3 years
Weighted-average discount rate:
Operating leases	4.7%	4.3%
Finance leases	9.4%	9.4%

Future minimum lease commitments as of June 30, 2023 are as follows (in thousands):

	Finance	Operating
Remainder of 2023	$5,089	$737
2024	10,255	1,443
2025	10,168	1,474
2026	10,168	1,414
2027	6,458	815
Thereafter	7,689	11
Total lease payments	49,827	5,894
Less imputed interest	10,497	527
Total	$39,330	$5,367

Supplemental balance sheet information related to our leases as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

	Classification	June 30, 2023	December 31, 2022
Operating Leases
Current operating lease liabilities	Other current liabilities	$1,205	$1,082
Noncurrent operating lease liabilities	Other long-term liabilities	$4,162	$4,287
Finance Leases
Current finance lease liabilities	Other current liabilities	$6,851	$3,213
Noncurrent finance lease liabilities	Other long-term liabilities	$32,479	$16,942

On May 16, 2022, Atlas LLC entered into a master lease agreement with Stonebriar for the right, but not the obligation, to fund up to $70.0 million of purchases of transportation and logistics equipment. The interim financing for down payments on any purchased equipment is based on one-month SOFR, plus 8.0%. The final interest rate is set upon acceptance of the equipment based on the terms of the agreement. As of June 30, 2023, Stonebriar has funded $34.1 million of lease commitments under this agreement.

On July 28, 2022, Atlas LLC entered into a master lease agreement with Stonebriar for the right, but not the obligation, to fund up to $10.0 million of purchases of dredges and related equipment. The interim financing for down payments on any purchased equipment is based on one-month SOFR, plus 8.0%. The final interest rate is set upon acceptance of the equipment based on the terms of the agreement. As of June 30, 2023, Stonebriar has funded $7.0 million of lease commitments under this agreement.

As of June 30, 2023, we had additional lease commitments totaling $3.5 million that have not yet commenced and therefore are not reflected on the condensed consolidated balance sheet and tables above. These leases include agreements for transportation, logistics equipment and dredge equipment. These leases will commence during fiscal year 2023 with lease terms of four to seven years. Certain transportation and logistics leases discussed here are a component of the purchase commitments discussed in Note 7 - Commitments and Contingencies.

Note 6 – Debt

Debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Term Loan Credit Facility	$132,422	$148,995
Less: Debt discount, net of accumulated amortization of $785 and $546, respectively	(1,015)	(1,254)
Less: Deferred financing fees, net of accumulated amortization of $356 and $248 respectively	(460)	(567)
Less: Current portion (a)	(29,746)	(20,586)
Long-term debt	$101,201	$126,588
(a) The current portion of long-term debt reflects payments based on the terms of the 2021 Term Loan Credit Facility.

2021 Term Loan Credit Facility

On October 20, 2021, Atlas LLC entered into the 2021 Term Loan Credit Facility with Stonebriar. The loans outstanding under the 2021 Term Loan Credit Facility bear interest at a rate of 8.47% per annum and had an initial maturity date of October 1, 2027. The 2021 Term Loan Credit Facility is guaranteed on a secured basis and interest, plus principal, was initially payable in seventy-two consecutive monthly installments.

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

The 2021 Term Loan Credit Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain restricted payments. The 2021 Term Loan Credit Facility is not subject to financial covenants unless $5.0 million or more in aggregate is outstanding under the 2023 ABL Credit Agreement (as defined below), at which time a minimum average liquidity balance of $20.0 million must be maintained. Dividends and distributions to equity holders are permitted to be made pursuant to certain limited exceptions and baskets as described in the credit agreement governing the 2021 Term Loan Credit Facility (the “2021 Term Loan Credit Agreement”) and otherwise generally subject to certain restrictions as described in the 2021 Term Loan Credit Agreement, including the requirements that (a) no Event of Default (as defined in the 2021 Term Loan Credit Agreement) has occurred and is continuing, (b) Atlas maintains a $30.0 million cash balance pro forma for the Restricted Payment (as defined in the 2021 Term Loan Credit Agreement), (c) the Annualized Leverage Ratio (as defined in the 2021 Term Loan Credit Agreement) is not greater than 2.00 to 1.00 and (d) Atlas LLC makes a concurrent prepayment of the loans outstanding under the 2021 Term Loan Credit Facility, which prepayment is not subject to a prepayment penalty fee, in an amount equal to one-third or one-fourth of the total equity distributions being made, based on a pro forma leverage ratio set forth in the 2021 Term Loan Credit Agreement. Furthermore, the 2021 Term Loan Credit Facility permits dividends and distributions in certain other circumstances subject to the terms of the 2021 Term Loan Credit Agreement, including dividends and distributions made solely in certain qualified equity interests, tax distributions, and dividends of up to 10.0% per annum of the net proceeds raised in our IPO. During 2022, Atlas LLC paid $45.0 million of equity distributions and concurrently prepaid $12.6 million of the 2021 Term Loan Credit Facility as required by the terms described above. In January 2023, prior to the Reorganization, the board of managers of Atlas LLC approved and paid $15.0 million of equity distributions, and Atlas LLC concurrently prepaid $3.8 million of the 2021 Term Loan Credit Facility as required by the terms described above. In May 2023, Atlas Operating approved and paid a distribution of $0.15 per Operating Unit, in the aggregate amount of $15.0 million, as permitted by the Amended and Restated Limited Liability Company Agreement of Atlas Operating (the “Atlas Operating LLCA”), and the Company declared and paid a quarterly variable dividend of $0.15 per share of Class A common stock. Concurrently with this distribution and dividend, Atlas LLC repaid $3.8 million of the 2021 Term Loan Credit Facility at par per the terms of the 2021 Term Loan Credit Facility.

Proceeds from the 2021 Term Loan Credit Facility were used exclusively for general corporate purposes, which included the repayment of outstanding indebtedness under the 2018 Term Loan Credit Facility, and to make permitted distributions. As of June 30, 2023 and December 2022, Atlas LLC was in compliance with the covenants of the 2021 Term Loan Credit Facility.

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

2023 ABL Credit Facility

On February 22, 2023, Atlas LLC, certain of its subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, and certain financial institutions party thereto as lenders (the “2023 ABL Lenders”) entered into a Loan, Security and Guaranty Agreement (the “2023 ABL Credit Agreement”) pursuant to which the 2023 ABL Lenders provide revolving credit financing to the Company in an aggregate principal amount of up to $75.0 million (the “2023 ABL Credit Facility”), with Availability (as defined in the 2023 ABL Credit Agreement) thereunder subject to a “Borrowing Base” as described in the 2023 ABL Credit Agreement. The 2023 ABL Credit Facility includes a letter of credit sub-facility, which permits issuance of letters of credit up to an aggregate amount of $25.0 million. The scheduled maturity date of the 2023 ABL Credit Facility is February 22, 2028; provided that the 2023 ABL Credit Facility will mature on June 30, 2027 if any amount of the 2021 Term Loan Credit Facility that has a maturity date less than 91 days prior to February 22, 2028 is outstanding on June 30, 2027. As of June 30, 2023, Atlas LLC had no outstanding borrowings and $1.1 million outstanding letters of credit under the 2023 ABL Credit Facility.

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the three and six months ended June 30, 2023, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR, as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. We recognized $0.1 and $0.1 of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense, for the three and six months ended June 30, 2023, respectively.

The Borrowing Base was initially set at $75.0 million and the amount of available credit changes every month, depending on the amount of eligible accounts receivable and inventory we have available to serve as collateral. The Borrowing Base components are subject to customary reserves and eligibility criteria. As of June 30, 2023, the Borrowing Base was $75.0 million and Availability was $73.9 million.

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

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of June 30, 2023, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

The 2023 ABL Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and certain of its subsidiaries and secured by substantially all of the assets of Atlas LLC and certain of its subsidiaries, excluding: OLC Kermit, LLC, OLC Monahans, LLC and Atlas OLC Employee Company, LLC.

2018 Asset-Based Loan Credit Facility

On December 14, 2018, Atlas LLC entered into the 2018 ABL Credit Facility, which provided revolving credit financing with a borrowing capacity of up to $50.0 million. The 2018 ABL Credit Facility was unconditionally guaranteed, jointly and severally, by Atlas LLC and certain of its subsidiaries. The 2018 ABL Credit Facility was set to mature on the stated maturity date, December 14, 2023. On February 22, 2023, Atlas LLC terminated the 2018 ABL Credit Facility. Atlas LLC had no borrowings under the 2018 ABL Credit Facility. In connection with the termination, we charged the remaining balance of the deferred financing cost of $0.2 million to interest expense, net on the condensed consolidated statements of operations for the six months ended June 30, 2023. We incurred de minimis fees associated with the termination.

2023 Term Loan Credit Facility

On July 31, 2023, Atlas LLC entered into a credit agreement (the “2023 Term Loan Credit Agreement”) with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprised of a $180.0 million single advance term loan that was made on July 31, 2023 (the “Initial Term Loan”) and commitments to provide up to $100.0 million of delayed draw term loans (collectively, the “2023 Term Loan Credit Facility”).

The Initial Term Loan is payable in eighty-four consecutive monthly installments and a final payment of the remaining outstanding principal balance at maturity. The Initial Term Loan has a final maturity date of August 1, 2030 (the “Maturity Date”). The Initial Term Loan bears interest at a rate equal to 9.50% per annum.

Each delayed draw term loan under the 2023 Term Loan Credit Facility (“DDT Loans”) will be payable in equal monthly installments, with the monthly installments comprising 80% of the delayed draw term loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loans will bear interest at a rate equal to the applicable Term SOFR Rate (as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loans payable on or prior to January 1, 2025 will be interest only.

At any time prior to the Maturity Date, Atlas LLC may redeem loans outstanding under the 2023 Term Loan Credit Facility, in whole or in part, at a price equal to 100% of the principal amount being prepaid (the “Prepayment Amount”) plus a prepayment fee. The prepayment fee is 8% of the Prepayment Amount for any prepayment that occurs on or prior to December 31, 2024, 4% of the Prepayment Amount for any prepayment that occurs after December 31, 2024 but on or prior to December 31, 2025, 3% of the Prepayment Amount for any prepayment that occurs after December 31, 2025 but on or prior to December 31, 2026 and 2% of the Prepayment Amount for any prepayment that occurs thereafter. Upon the maturity of the 2023 Term Loan Credit Facility, the entire unpaid principal amount of the loans outstanding thereunder, together with interest, fees and other amounts payable in connection with the facility, will be immediately due and payable without further notice or demand.

Dividends and distributions to equity holders are permitted to be made pursuant to certain limited exceptions and baskets described in the 2023 Term Loan Credit Agreement and otherwise generally subject to certain restrictions set forth in the 2023 Term Loan Credit Agreement, including the requirements that (a) no Event of Default (as defined under the 2023 Term Loan Credit Agreement) has occurred and is continuing and (b) Atlas LLC maintains at least $30.0 million of Liquidity (as defined under the 2023 Term Loan Credit Agreement) pro forma for the Restricted Payment (as defined under the 2023 Term Loan Credit Agreement).

The 2023 Term Loan Credit Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. The 2023 Term Loan Credit Facility is subject to a maximum 4.0 to 1.0 Leverage Ratio (as defined in the 2023 Term Loan Credit Agreement) financial covenant. Such financial covenant is tested as of the last day of each fiscal quarter.

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous 2021 Term Loan Credit Facility with Stonebriar, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes.

The 2023 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2023 Term Loan Credit Facility is also unconditionally guaranteed on an unsecured basis by Atlas Inc.

Note 7 – Commitments and Contingencies

Royalty Agreements

Atlas LLC entered into a royalty agreement associated with its leased property at the Kermit facility and a mining agreement associated with its leased property at the Monahans facility, in each case, with Permian Dunes Holding Company, LLC, a related party. The royalty agreement associated with the Kermit facility terminated on the date of our IPO, pursuant to the terms of the agreement. Under the mining agreement associated with the Monahans facility, we are committed to pay royalties on product sold from that facility and are required to pay a minimum royalty of $1.0 million for any lease year following our IPO. Royalty expense associated with these agreements is recorded as the product is sold, is included in costs of sales, and totaled between 5% and 10% of cost of sales for the three and six months ended June 30, 2023, and totaled between 10% and 15% of cost of sales for the three and six months ended June 30, 2022.

Standby Letters of Credit

As of December 31, 2022, we had $1.1 million outstanding in standby letters of credit issued under the 2018 ABL Credit Facility. On February 22, 2023, the 2018 ABL Credit Facility was terminated and our standby letters of credit were transferred to our 2023 ABL Credit Facility. As of June 30, 2023, we had $1.1 million outstanding in standby letters of credit issued under the 2023 ABL Credit Facility.

Purchase Commitments

On March 23, 2022, we entered into an agreement to purchase transportation and logistics equipment in the amount of $5.2 million and $26.2 million in 2022 and 2023, respectively, subject to customary terms and conditions. On April 20, 2022, we entered into an agreement to purchase transportation and logistics equipment in the amount of $8.5 million and $11.9 million in 2022 and 2023, respectively, subject to customary terms and conditions. In addition, in connection with the construction of the Dune Express and construction of the second facility at the Kermit location, we enter short-term purchase obligations for products and services. We expect to use $291.2 million of the net proceeds from the IPO and cash flow from operations to fund the obligations over the next 15 to 17 months.

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

Note 8 – Stockholders Equity

Class A Common Stock

Atlas Inc. had 57,147,501 shares of Class A common stock outstanding as of June 30, 2023. Holders of shares of Class A common stock are entitled to one vote per share held of record on all matters to be voted upon by the Company’s stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors (the “Board”). Upon liquidation, dissolution, distribution of assets or other winding up, the holders of shares of Class A common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any outstanding shares of preferred stock.

Class B Common Stock

Atlas Inc. had 42,852,499 shares of Class B common stock outstanding as of June 30, 2023. Holders of shares of Class B common stock are entitled to one vote per share on all matters to be voted upon by the Company’s stockholders. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to Atlas Inc.’s stockholders for their vote or approval. Holders of Class B common stock do not have any right to receive dividends or distributions upon a liquidation or winding up of Atlas Inc. See Note 9 - Redeemable Noncontrolling Interest for more information regarding Class B common stock.

Dividends and Distributions

In April 2023, Atlas Operating approved a distribution to its unitholders, the Company and Holdings, in the aggregate amount of $4.1 million for the payment of estimated U.S. federal income tax obligations, as permitted by the Atlas Operating LLCA. To effect the payment of the distribution, Atlas Operating made a distribution of $2.3 million to the Company, which was remitted to the Internal Revenue Service. The related pro rata distribution due to Holdings is included in accrued liabilities on the condensed consolidated balance sheets.

In May 2023, Atlas Operating approved and paid a distribution of $0.15 per Operating Unit, in the aggregate amount of $15.0 million, as permitted by the Atlas Operating LLCA, and the Company declared a quarterly variable dividend of $0.15 per share of Class A common stock. To effect the payment of the dividend, Atlas Operating paid a distribution of $0.15 per Operating Unit to each of the Company and Holdings, the Company used its respective distribution to fund the quarterly variable dividend paid to the holders of our Class A common stock, and Holdings distributed its respective distributions to certain Legacy Owners who are holders of membership interests in Holdings. Concurrently with this distribution, Atlas LLC repaid $3.8 million of the 2021 Term Loan Credit Facility at par per the terms of the 2021 Term Loan Credit Facility.

On July 31, 2023, Atlas Operating approved a distribution of $0.20 per Operating Unit, in the aggregate amount of $20.0 million, as permitted by the Atlas Operating LLCA, and the Company declared a quarterly base dividend of $0.15 per share and a quarterly variable dividend of $0.05 per share of Class A common stock. The dividend and distribution, as applicable, will be payable on August 17, 2023 to holders of record of Class A common stock and Operating Units, as applicable, at the close of business on August 10, 2023.

Up-C Simplification

On July 31, 2023, the Company entered into a master reorganization agreement (the “Simplification MRA”) to reorganize under a new public holding company (the “Up-C Simplification”). The Up-C Simplification will allow the Company to, among other things, eliminate its “Up-C” structure and transition to a single class of common stock held by all stockholders, as opposed to the two classes of common stock of the Company that are currently authorized, issued and outstanding: the Class A common stock (such shares, for the purposes of this discussion, the “Existing Class A Shares”), and the Class B common stock (such shares, for the purposes of this discussion, the “Existing Class B Shares” and, together with the Existing Class A Shares, the “Existing Common Stock”).

The parties to the Simplification MRA are: the Company; Atlas Operating; New Atlas HoldCo Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“New Atlas”); AESI Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of New Atlas (“PubCo Merger Sub”); Atlas Operating Merger Sub, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of New Atlas (“OpCo Merger Sub”); and Holdings. Holdings currently holds all of the Existing Class B Shares and all of the issued and outstanding Operating Units not held by the Company. The term “Downstairs Holder(s)” refers to Holdings or, in the event that any of the Operating Units and corresponding Existing Class B Shares currently held by Holdings are distributed or otherwise transferred prior to the consummation of the Up-C Simplification, the holders of such securities following such distribution or transfer.

Pursuant to the Simplification MRA, (a) PubCo Merger Sub will be merged with and into Atlas Inc. (the “PubCo Merger”), as a result of which (i) each of the Existing Class A Shares then issued and outstanding will be exchanged for one share of common stock of New Atlas, par value $0.01 per share (the “New Atlas Common Stock”), (ii) all of the Existing Class B Shares then issued and outstanding will be surrendered by the Downstairs Holder(s) and cancelled for no consideration and (iii) Atlas Inc. will survive the PubCo Merger (in such capacity, the “Surviving Corporation”) as a direct, wholly-owned subsidiary of New Atlas; and (b) OpCo Merger Sub will be merged with and into Atlas Operating (the “OpCo Merger” and, together with the PubCo Merger, the “Mergers”), as a result of which (i) each of the Operating Units then issued, outstanding and held by the Downstairs Holder(s) will be exchanged for one share of New Atlas Common Stock and (ii) Atlas Operating will become a wholly-owned subsidiary (partially direct and partially indirect through the Surviving Corporation) of New Atlas.

As a result of the Up-C Simplification, New Atlas will replace Atlas Inc. as the publicly held entity and, through its subsidiaries, will conduct all of the operations currently conducted by Atlas Inc., and Atlas Inc. will remain the managing member of Atlas Operating.

Under the terms of the Simplification MRA, New Atlas is required to file with the SEC a registration statement on Form S-4 in order to provide for the registration under the Securities Act of the shares of New Atlas Common Stock issuable by New Atlas in connection with the Mergers (the “Simplification Registration Statement”), and containing an information statement and prospectus relating to the Mergers (the “Information Statement/Prospectus). Pursuant to the terms of the Simplification MRA and in connection with the consummation of the Up-C Simplification, that certain Registration Rights Agreement, dated March 8, 2023, by and among Atlas Inc. and the other parties thereto (the “Existing Registration Rights Agreement”), and that certain Stockholders’ Agreement, dated March 8, 2023, by and among Atlas Inc. and the other parties thereto (the “Existing Stockholders’ Agreement”), are expected to be amended and restated in order to, among other things, provide for the assumption of Atlas Inc.’s obligations thereunder by New Atlas. The amended and restated registration rights agreement and the amended and restated stockholders’ agreement will each be substantially similar to the Existing Registration Rights Agreement and Existing Stockholders’ Agreement, respectively, but will contain certain administrative and clarifying changes to reflect the transition from a dual class to a single class of common stock.

The consummation of the Up-C Simplification, including the Mergers, is subject to the satisfaction or waiver of certain specified conditions in the Simplification MRA, including, among other things, (i) the receipt of approval of the Up-C Simplification by the holders of a majority of the voting power of the outstanding shares of Existing Common Stock entitled to vote thereon, (ii) the Simplification Registration Statement having been declared effective by the SEC under the Securities Act, (iii) the shares of New Atlas Common Stock issuable in connection with the Mergers having been approved for listing on the New York Stock Exchange, and (iv) at least 20 calendar days having elapsed since Atlas Inc. mailed the Information Statement/Prospectus to its stockholders.

Non-recurring transaction costs associated with the Up-C Simplification are shown as an add-back to Adjusted EBITDA. Refer to “— How We Evaluate Our Operations — Non-GAAP Financial Measures” for additional disclosure.

A more detailed description of the Simplification MRA and the Up-C Simplification was included in the Company’s Current Report on Form 8-K filed by the Company with the SEC on August 1, 2023 (the “Up-C Simplification 8-K”). The foregoing summary of the Simplification MRA and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Simplification MRA, which is filed as Exhibit 2.1 of the Up-C Simplification 8-K.

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
•
Atlas Inc. contributed, directly or indirectly, the net proceeds of the IPO to Atlas Operating in exchange for an additional number of Operating Units such that Atlas Inc. holds, directly or indirectly, a total number of Operating Units equal to the number of shares of Class A common stock outstanding following the IPO; and
•
Following the IPO, under the Atlas Operating LLCA, the holders of Operating Units, other than Atlas Inc., will, subject to certain limitations, have the right (the “Redemption Right”) to cause Atlas Operating to acquire all or a portion of their Operating Units for, at Atlas Operating’s election, (i) shares of Atlas Inc.’s Class A common stock at a redemption ratio of one share of Class A common stock for each Operating Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (ii) an equivalent amount of cash. The Company will determine whether to issue shares of Class A common stock or cash based on facts in existence at the time of the decision, which are expected to include the relative value of the Class A common stock (including the trading prices for the Class A common stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Operating Units and alternative uses for such cash. Alternatively, upon the exercise of the Redemption Right, Atlas Inc. (instead of Atlas Operating) will have the right (the “Call Right”) to, for administrative convenience, acquire each tendered Operating Unit directly from the redeeming holder for, at Atlas Inc.’s election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (y) an equivalent amount of cash. In connection with any redemption of Operating Units pursuant to the Redemption Right or the Call Right, a corresponding number of shares of such holder’s Class B common stock will be cancelled.

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

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. From the date of the IPO through June 30, 2023, we recorded adjustments to the value of our redeemable noncontrolling interest as presented in the table below:

Redeemable
Noncontrolling Interest
Balance at March 13, 2023 (1)	$771,345
Net income attribution post-IPO	39,303
$0.15/unit distribution to Atlas Sand Operating, LLC unitholders	(6,428)
Other distributions to redeemable non-controlling interest unitholders	(1,777)
Balance at June 30, 2023	$802,443

(1) Based on the Operating Units held by the Legacy Owners who also hold 42,852,499 shares of Class B common stock and a Class A common stock price of $18.00 on the date on which we consummated the IPO.

Note 10 – Stock-Based Compensation

Long Term Incentive Plan

On March 8, 2023, we adopted the Atlas Energy Solutions Inc. 2023 Long Term Incentive Plan (the “LTIP”) for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of awards: (1) incentive stock options qualified as such under U.S. federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units (“RSUs”); (6) bonus stock; (7) dividend equivalents; (8) other stock-based awards; (9) cash awards; and (10) substitute awards. The shares to be delivered under the LTIP may be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by us, including shares purchased on the open market. Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of Class A common stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee of the Board (the “Compensation Committee”). On June 30, 2023, 9,507,255 shares of Class A common stock were available for future grants. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of Class A common stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable restricted stock unit agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of common stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of common stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing prices on March 13, 2023 and May 22, 2023, the dates of grant, of $15.99 and $17.72 applied to the total number of 260,722 and 28,217 RSUs granted, respectively. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $0.7 million and $0.8 million for the three and six months ended June 30, 2023, respectively. Changes in non-vested RSUs outstanding under the LTIP during the three months ended June 30, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	—	$—
Granted	288,939	$16.16
Vested	(16,944)	$15.99
Forfeited	—	$—
Non-vested at June 30, 2023	271,995	$16.17

There was approximately $3.8 million of unrecognized compensation expense relating to outstanding RSUs as of June 30, 2023. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.6 years.

Performance Share Units

Performance Share Units (“PSUs”) represent the right to receive one share of Class A common stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of common stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 490,167 PSUs (based on target) were granted on March 13, 2023 (the “2023 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2023 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2025. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $0.9 million and $1.1 million for the three and six months ended June 30, 2023. Changes in non-vested PSUs outstanding under the LTIP during the three months ended June 30, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	—	$—
Granted	490,167	$20.19
Vested	(584)	$20.19
Forfeited	(16,360)	$20.19
Non-vested at June 30, 2023	473,223	$20.19

There was approximately $8.5 million of unrecognized compensation expense relating to outstanding PSUs as of June 30, 2023. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.5 years.

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

A summary of Atlas LLC’s Class P unit activity is as follows:

	Number of Class P Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	3,533	$151.57
Granted	—	$—
Vested	(3,533)	$151.57
Forfeited	—	$—
Non-vested at June 30, 2023	—	$—

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

For the three and six months ended June 30, 2023, we recognized no unit-based compensation expense related to awards in the ASCo Plan and $0.2 million of unit-based compensation expense related to awards in the ASCo Plan, respectively, as compared to $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, the Company recognized no unit-based compensation expense related to awards in the ASMC Plan and $0.1 million of unit-based compensation expense related to awards in the ASMC Plan, respectively, as compared to $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, there were no unrecognized unit-based compensation expense amounts related to the ASCo Plan and ASMC Plan.

Note 11 – Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. Atlas Inc. uses the treasury stock method to determine the potential dilutive effect of vesting of its outstanding RSUs and PSUs. Atlas Inc. does not use the two-class method as the Class B common stock, the unvested RSUs, and PSU awards are nonparticipating securities. The issuance of Class A common stock in exchange for Operating Units held by the Legacy Owners (and their corresponding shares of Class B common stock) will not have a dilutive effect on EPS and was not recognized in dilutive earnings per share calculations as of June 30, 2023. Please see Note 2 - Summary of Significant Accounting Policies -Earnings Per Share for more information. There were no shares of Class A or Class B common stock outstanding for the three and six months ended June 30, 2022, and therefore no earnings per share information has been presented for that period.

For the three and six months ended June 30, 2023, Atlas Inc.’s EPS calculation includes only its share of net income for the period subsequent to the IPO, and omits income prior to the IPO. In addition, the basic weighted average shares outstanding calculation is based on the actual days during which the shares were outstanding date of our IPO through June 30, 2023.

The following table reflects the allocation of net income to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of common stock outstanding for the period:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2023
Numerator:
Net income	$71,211	$134,116
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC	-	54,561
Less: Net income attributable to redeemable noncontrolling interest	32,693	39,303
Net income attributable to Atlas Energy Solutions, Inc.	$38,518	$40,252
Denominator:
Basic weighted average shares outstanding	57,148	57,148
Dilutive potential of restricted stock units	272	272
Diluted weighted average shares outstanding (1)	$57,420	$57,420

Basic EPS attributable to Class A stockholders	$0.67	$0.70
Diluted EPS attributable to Class A stockholders (1)	$0.67	$0.70
(1) Shares of Class A common stock issued in exchange for Operating Units do not have a dilutive effect on EPS and were not included in the EPS calculation.

As of June 30, 2023, there were 473,223 shares related to PSUs (based on target) that could vest in the future based on predetermined performance goals. These units were not included in the computation of EPS for the three months ended June 30, 2023, because the performance goals had not been met, assuming the end of the reporting period was the end of the contingency period.

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

Atlas Inc. is a corporation and is subject to U.S. federal, state and local income taxes. In March 2023, Atlas Inc. completed its initial public offering of 18,000,000 shares of Class A common stock at a price to the public of $18.00 per share. The tax implications of the Reorganization, the IPO and the tax impact of Atlas Inc.’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying Financial Statements. On March 13, 2023, the date on which we closed the IPO, a corresponding deferred tax liability of approximately $27.5 million was recorded associated with the differences between the tax and book basis of the investment in Atlas LLC. The offset of the deferred tax liability was recorded to additional paid-in capital.

The effective combined U.S. federal and state income tax rate for the three and six months ended June 30, 2023 was 8.7%. During the three and six months ended June 30, 2023, we recognized an income tax expense of $5.1 million and $12.7 million, respectively. Total income tax expense for the three and six months ended June 30, 2023 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the net income attributable to Atlas LLC prior to the date of our IPO, net income attributable to noncontrolling interest subsequent to the IPO, and state taxes (net of the anticipated federal benefit). During the three and six months ended June 30, 2022, we recognized an income tax expense of $0.6 million and $0.8 million, respectively.

Note 13 – Related-Party Transactions

Brigham Oil & Gas, LLC

Atlas LLC has sold proppant to a customer, Brigham Oil & Gas, LLC (“Brigham Oil & Gas”), which is controlled by our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three and six months ended June 30, 2023 and 2022, the Company made no sales to this related party. As of June 30, 2023 and December 31, 2022, we had no outstanding accounts receivable and $0.9 million outstanding accounts receivable with Brigham Oil & Gas, respectively.

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three and six months ended June 30, 2023, we made aggregate payments to Brigham Land equal to approximately $0.3 million and $0.5 million, respectively. For the three and six months ended June 30, 2022, we made aggregate payments to Brigham Land equal to approximately $0.2 million and $0.5 million, respectively. As of June 30, 2023 and December 31, 2022, our outstanding accounts payable to Brigham Land was $0.1 million and $0.1 million, respectively.

Brigham Earth, LLC

Brigham Earth, LLC (“Brigham Earth”) provides us with professional and consulting services as well as access to certain information and software systems. Brigham Earth is owned and controlled by our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three and six months ended June 30, 2023, we made aggregate payments to Brigham Earth for these services equal to approximately $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2022, we made aggregate payments to Brigham Earth for these services equal to approximately $0.2 million and $0.4 million, respectively. As of June 30, 2023 and December 31, 2022, we had no outstanding accounts payable and $0.1 million outstanding accounts payable to Brigham Earth, respectively.

Anthem Ventures, LLC

Anthem Ventures, LLC (“Anthem Ventures”) provides us with transportation services. Anthem Ventures is owned and controlled by our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three and six months ended June 30, 2023, we made aggregate payments to Anthem Ventures for these services equal to approximately $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2022, we made de minimis aggregate payments to Anthem Ventures for these services. As of June 30, 2023 and December 31, 2022, we had $0.1 million outstanding accounts payable and no outstanding accounts payable balance with Anthem Ventures.

In a Good Mood

In a Good Mood, LLC (“In a Good Mood”) provides the Company with access, at cost, to reserved space in the Moody Center in Austin, Texas for concerts, sporting events and other opportunities as a benefit to our employees and for business entertainment. In a Good Mood is owned and controlled by our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three and six months ended June 30, 2023 and 2022, we made de minimis aggregate payments to In a Good Mood for these services. As of June 30, 2023 and December 31, 2022, we did not have an outstanding accounts payable balance with this related party.

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

Up-C Simplification

Refer to Note 8 – Stockholders Equity for disclosures related to the Company’s Up-C Simplification.

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

Overview

We are a low-cost producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Winkler and Ward Counties, Texas, within the Permian Basin and operations consist of proppant production and processing facilities, including one facility near Kermit, Texas (the “Kermit facility”), a second facility under development at the Kermit location, and a third facility near Monahans, Texas (the “Monahans facility”). As of June 30, 2023, our Kermit and Monahans facilities have a total combined annual production capacity in excess of 10.0 million tons.

We also operate a logistics platform that is designed to increase the efficiency, safety and sustainability of the oil and natural gas industry within the Permian Basin. This will include the Dune Express, an overland conveyor infrastructure solution currently under construction, coupled with our fleet of fit-for-purpose trucks and trailers.

Our Predecessor

Our predecessor consists of Atlas LLC and certain of its wholly owned subsidiaries: Atlas Sand Employee Holdings, LLC; Atlas Sand Employee Company, LLC; Atlas OLC Employee Company, LLC; Atlas Construction Employee Company, LLC; Fountainhead Logistics Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; OLC Monahans, LLC; and Fountainhead Logistics, LLC on a consolidated basis (which we refer to collectively as “Atlas Predecessor”). Historical periods for Atlas Predecessor are presented on a consolidated basis given the common control ownership. Unless otherwise indicated, the historical consolidated financial information included in this Report presents the historical financial information of Atlas Predecessor. Historical consolidated financial information is not indicative of the results that may be expected in any future periods.

Recent Developments

Initial Public Offering

On March 13, 2023, Atlas Inc. completed its initial public offering of 18.0 million shares of its Class A common stock, par value $0.01 per share (the “Class A common stock”) at a price to the public of $18.00 per share (the “IPO”). The IPO generated combined net proceeds of $291.2 million, after deducting underwriter discounts and commissions and estimated offering costs.

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

August Dividend and Distribution

On July 31, 2023, Atlas Operating approved a distribution of $0.20 per Operating Unit, in the aggregate amount of $20.0 million, as permitted by the Atlas Operating LLCA, and the Company declared a quarterly base dividend of $0.15 per share and a quarterly variable dividend of $0.05 per share of Class A common stock. The dividend and distribution, as applicable, will be payable on August 17, 2023 to holders of record of Class A common stock and Operating Units, as applicable, at the close of business on August 10, 2023.

Up-C Simplification

On July 31, 2023, the Company entered into a master reorganization agreement (the “Simplification MRA”) to reorganize under a new public holding company (the “Up-C Simplification”). The Up-C Simplification will allow the Company to, among other things, eliminate its “Up-C” structure and transition to a single class of common stock held by all stockholders, as opposed to the two classes of common stock of the Company that are currently authorized, issued and outstanding: the Class A common stock (such shares, for the purposes of this discussion, the “Existing Class A Shares”), and the Class B common stock (such shares, for the purposes of this discussion, the “Existing Class B Shares” and, together with the Existing Class A Shares, the “Existing Common Stock”).

The parties to the Simplification MRA are: the Company; Atlas Operating; New Atlas HoldCo Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“New Atlas”); AESI Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of New Atlas (“PubCo Merger Sub”); Atlas Operating Merger Sub, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of New Atlas (“OpCo Merger Sub”); and Holdings. Holdings currently holds all of the Existing Class B Shares and all of the issued and outstanding Operating Units not held by Atlas Inc. The term “Downstairs Holder(s)” refers to Holdings or, in the event that any of the Operating Units and corresponding Existing Class B Shares currently held by Holdings are distributed or otherwise transferred prior to the consummation of the Up-C Simplification, the holders of such securities following such distribution or transfer.

Pursuant to the Simplification MRA, (a) PubCo Merger Sub will be merged with and into Atlas Inc. (the “PubCo Merger”), as a result of which (i) each of the Existing Class A Shares then issued and outstanding will be exchanged for one share of common stock of New Atlas, par value $0.01 per share (the “New Atlas Common Stock”), (ii) all of the Existing Class B Shares then issued and outstanding will be surrendered by the Downstairs Holder(s) and cancelled for no consideration and (iii) Atlas Inc. will survive the PubCo Merger (in such capacity, the “Surviving Corporation”) as a direct, wholly-owned subsidiary of New Atlas; and (b) OpCo Merger Sub will be merged with and into Atlas Operating (the “OpCo Merger” and, together with the PubCo Merger, the “Mergers”), as a result of which (i) each of the Operating Units then issued, outstanding and held by the Downstairs Holder(s) will be exchanged for one share of New Atlas Common Stock and (ii) Atlas Operating will become a wholly-owned subsidiary (partially direct and partially indirect through the Surviving Corporation) of New Atlas.

As a result of the Up-C Simplification, New Atlas will replace Atlas Inc. as the publicly held entity and, through its subsidiaries, will conduct all of the operations currently conducted by Atlas Inc., and Atlas Inc. will remain the managing member of Atlas Operating.

Under the terms of the Simplification MRA, New Atlas is required to file with the SEC a registration statement on Form S-4 in order to provide for the registration under the Securities Act of the shares of New Atlas Common Stock issuable by New Atlas in connection with the Mergers (the “Simplification Registration Statement”), and containing an information statement and prospectus relating to the Mergers (the “Information Statement/Prospectus). Pursuant to the terms of the Simplification MRA and in connection with the consummation of the Up-C Simplification, that certain Registration Rights Agreement, dated March 8, 2023, by and among Atlas Inc. and the other parties thereto (the “Existing Registration Rights Agreement”), and that certain Stockholders’ Agreement, dated March 8, 2023, by and among Atlas Inc. and the other parties thereto (the “Existing Stockholders’ Agreement”), are expected to be amended and restated in order to, among other things, provide for the assumption of Atlas Inc.’s obligations thereunder by New Atlas. The amended and restated registration rights agreement and the amended and restated stockholders’ agreement will each be substantially similar to the Existing Registration Rights Agreement and Existing Stockholders’ Agreement, respectively, but will contain certain administrative and clarifying changes to reflect the transition from a dual class to a single class of common stock.

The consummation of the Up-C Simplification, including the Mergers, is subject to the satisfaction or waiver of certain specified conditions in the Simplification MRA, including, among other things, (i) the receipt of approval of the Up-C Simplification by the holders of a majority of the voting power of the outstanding shares of Existing Common Stock entitled to vote thereon, (ii) the Simplification Registration Statement having been declared effective by the SEC under the Securities Act, (iii) the shares of New Atlas Common Stock issuable in connection with the Mergers having been approved for listing on the New York Stock Exchange, and (iv) at least 20 calendar days having elapsed since Atlas Inc. mailed the Information Statement/Prospectus to its stockholders.

Non-recurring transaction costs associated with the Up-C Simplification are shown as an add-back to Adjusted EBITDA. Refer to “— How We Evaluate Our Operations — Non-GAAP Financial Measures” for additional disclosure.

A more detailed description of the Simplification MRA and the Up-C Simplification was included in the Company’s Current Report on Form 8-K filed by the Company with the SEC on August 1, 2023 (the “Up-C Simplification 8-K”). The foregoing summary of the Simplification MRA and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Simplification MRA, which is filed as Exhibit 2.1 of the Up-C Simplification 8-K.

2023 Term Loan Credit Facility

On July 31, 2023, Atlas LLC entered into a credit agreement (the “2023 Term Loan Credit Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”), as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprised of a $180.0 million single advance term loan that was made on July 31, 2023 (the “Initial Term Loan”) and commitments to provide up to $100.0 million of delayed draw term loans (collectively, the “2023 Term Loan Credit Facility”).

The Initial Term Loan is payable in eighty-four consecutive monthly installments and a final payment of the remaining outstanding principal balance at maturity. The Initial Term Loan has a final maturity date of August 1, 2030 (the “Maturity Date”). The Initial Term Loan bears interest at a rate equal to 9.50% per annum.

Each delayed draw term loan under the 2023 Term Loan Credit Facility (“DDT Loans”) will be payable in equal monthly installments, with the monthly installments comprising 80% of the delayed draw term loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loans will bear interest at a rate equal to the applicable Term SOFR Rate (as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loans payable on or prior to January 1, 2025 will be interest only.

At any time prior to the Maturity Date, Atlas LLC may redeem loans outstanding under the 2023 Term Loan Credit Facility, in whole or in part, at a price equal to 100% of the principal amount being prepaid (the “Prepayment Amount”) plus a prepayment fee. The prepayment fee is 8% of the Prepayment Amount for any prepayment that occurs on or prior to December 31, 2024, 4% of the Prepayment Amount for any prepayment that occurs after December 31, 2024 but on or prior to December 31, 2025, 3% of the Prepayment Amount for any prepayment that occurs after December 31, 2025 but on or prior to December 31, 2026 and 2% of the Prepayment Amount for any prepayment that occurs thereafter. Upon the maturity of the 2023 Term Loan Credit Facility, the entire unpaid principal amount of the loans outstanding thereunder, together with interest, fees and other amounts payable in connection with the facility, will be immediately due and payable without further notice or demand.

Dividends and distributions to equity holders are permitted to be made pursuant to certain limited exceptions and baskets described in the 2023 Term Loan Credit Agreement and otherwise generally subject to certain restrictions set forth in the 2023 Term Loan Credit Agreement, including the requirements that (a) no Event of Default (as defined under the 2023 Term Loan Credit Agreement) has occurred and is continuing and (b) Atlas LLC maintains at least $30.0 million of Liquidity (as defined under the 2023 Term Loan Credit Agreement) pro forma for the Restricted Payment (as defined under the 2023 Term Loan Credit Agreement).

The 2023 Term Loan Credit Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. The 2023 Term Loan Credit Facility is subject to a maximum 4.0 to 1.0 Leverage Ratio (as defined in the 2023 Term Loan Credit Agreement) financial covenant. Such financial covenant is tested as of the last day of each fiscal quarter.

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous 2021 Term Loan Credit Facility with Stonebriar, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes.

The 2023 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2023 Term Loan Credit Facility is also unconditionally guaranteed on an unsecured basis by Atlas Inc.

Recent Trends and Outlook

Commodity price volatility continued during the second quarter of 2023 driven by continued inflationary pressures, changes to OPEC+ production levels, ongoing demand uncertainty, recessionary fears and geopolitical conflicts. During the second quarter of 2023, the price for West Texas Intermediate (“WTI”) crude oil averaged $74.49 per barrel (“Bbl”), as compared to $77.52 per Bbl during the first quarter of 2023. The Permian basin drilling rig count declined by 11 rigs, ending the period at 336 rigs.

Weaker than expected demand resulting from reduced energy consumption data by China, the world’s second largest oil consumer, coupled with ongoing recessionary fears, continues to impact the price of WTI. Despite a further increase in OPEC+ production cuts, announced in early July, the price of WTI has remained relatively flat. While global oil demand has returned to pre-pandemic levels, we acknowledge that there continues to be a concern of a recession risk in global markets. However, despite a slowdown in industry activity, the current commodity price environment continues to offer compelling returns for oil and gas exploration and production. We believe the current supply and demand fundamentals are supportive of oil prices at this level assuming overall economic activity remains at current levels.

While we are seeing some softness in drilling and completions activity, the Permian Basin proppant market remains healthy. While the available Permian Basin proppant supply has marginally grown during the year, we believe the market remains undersupplied and that this deficit is likely to grow based on presently forecasted demand levels.

For the three months ended June 30, 2023 and 2022, our proppant tons sold were 2.8 million and 2.6 million, respectively. For the six months ended June 30, 2023 and 2022, our proppant tons sold were 5.6 million and 4.9 million, respectively.

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

Costs of Conducting Our Business

We incur operating costs primarily from direct and indirect labor, freight charges, utility costs, fuel and maintenance costs and royalties. We incur labor costs associated with employees at our Kermit and Monahans facilities, which represent the most significant cost of converting proppant to finished product. Our Kermit and Monahans facilities undergo maintenance to minimize unscheduled downtime and ensure the ongoing quality of our proppant and ability to meet customer demands. We may incur variable utility costs in connection with the operation of our processing facilities, primarily natural gas and electricity, which are both susceptible to market fluctuations. We lease equipment in many areas of our operations, including our proppant production hauling equipment. We incur variable royalty expense and/or delay rentals related to our agreements with the owners of our reserves. In addition, other costs including overhead allocation, depreciation and depletion are capitalized as a component of inventory and are reflected in cost of sales when inventory is sold. Our logistics services incur operating costs primarily composed of variable freight charges from trucking companies' delivery of sand to customer wellsites, equipment leases, direct and indirect labor, fuel and maintenance costs and royalties.

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

We define Adjusted EBITDA as net income before depreciation, depletion and accretion, interest expense, income tax expense, stock and unit-based compensation, loss on extinguishment of debt, unrealized commodity derivative gain (loss), and non-recurring transaction costs. Management believes Adjusted EBITDA is useful because it allows them to more effectively evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands)
Net income (1)	$71,211	$68,521	$134,116	$89,367
Depreciation, depletion and accretion expense	9,814	6,746	18,622	13,229
Interest expense	4,027	3,921	8,048	7,923
Income tax expense	5,054	593	12,731	818
EBITDA	$90,106	$79,781	$173,517	$111,337
Stock and unit-based compensation	1,624	178	2,246	383
Unrealized commodity derivative gain (loss)	—	450	—	(318)
Non-recurring transaction costs	1,116	—	1,116	—
Adjusted EBITDA	$92,846	$80,409	$176,879	$111,402
Maintenance capital expenditures	$10,937	$10,851	$18,051	$19,497
Adjusted Free Cash Flow	$81,909	$69,558	$158,828	$91,905

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands)
Net income (1)	$71,211	$68,521	$134,116	$89,367
Depreciation, depletion and accretion expense	9,814	6,746	18,622	13,229
Interest expense	4,027	3,921	8,048	7,923
Income tax expense	5,054	593	12,731	818
EBITDA	$90,106	$79,781	$173,517	$111,337
Stock and unit-based compensation expense	1,624	178	2,246	383
Unrealized commodity derivative gain (loss)	—	450	—	(318)
Non-recurring transaction costs	1,116	—	1,116	—
Adjusted EBITDA	$92,846	$80,409	$176,879	$111,402
Capital expenditures	$85,895	$12,391	$146,835	$18,428
Adjusted EBITDA less Capital Expenditures	$6,951	$68,018	$30,044	$92,974

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands)
Net cash provided by operating activities	$103,883	$51,732	$158,118	$75,431
Current income tax expense (benefit)(2)	(765)	593	3,104	818
Change in operating assets and liabilities	(15,212)	24,336	7,107	27,441
Cash interest expense(2)	3,804	3,694	7,619	7,478
Maintenance capital expenditures(2)	(10,937)	(10,851)	(18,051)	(19,497)
Non-recurring transaction costs	1,116	—	1,116	—
Other	20	54	(185)	234
Adjusted Free Cash Flow	$81,909	$69,558	$158,828	$91,905

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands, except percentages)
Net cash provided by operating activities	$103,883	$51,732	$158,118	$75,431
Current income tax expense (benefit)(2)	(765)	593	3,104	818
Change in operating assets and liabilities	(15,212)	24,336	7,107	27,441
Cash interest expense(2)	3,804	3,694	7,619	7,478
Capital expenditures	(85,895)	(12,391)	(146,835)	(18,428)
Non-recurring transaction costs	1,116	—	1,116	—
Other	20	54	(185)	234
Adjusted EBITDA less Capital Expenditures	$6,951	$68,018	$30,044	$92,974
Adjusted EBITDA Margin	57.4%	61.2%	56.1%	58.3%
Adjusted EBITDA less Capital Expenditure Margin	4.3%	51.8%	9.5%	48.6%
Adjusted Free Cash Flow Margin	50.6%	53.0%	50.4%	48.1%
Adjusted Free Cash Flow Conversion	88.2%	86.5%	89.8%	82.5%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands)
Gross Profit	$88,851	$77,869	$171,195	$107,111
Depreciation, depletion and accretion expense	9,433	6,404	17,952	12,571
Contribution Margin	$98,284	$84,273	$189,147	$119,682

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands)
Current tax expense reconciliation:
Income tax expense	$5,054	$593	$12,731	$818
Less: deferred tax expense	(5,819)	—	(9,627)	—
Current income tax expense (benefit)	$(765)	$593	$3,104	$818
Cash interest expense reconciliation:
Interest expense, net	$521	$3,904	$3,963	$7,894
Less: Amortization of debt discount	(120)	(113)	(238)	(222)
Less: Amortization of deferred financing costs	(104)	(114)	(191)	(223)
Less: Interest income	3,507	17	4,085	29
Cash interest expense	$3,804	$3,694	$7,619	$7,478
Maintenance capital expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$85,895	$12,391	$146,835	$18,428
Changes in operating assets and liabilities associated with investing activities(3)	20,996	3,879	27,807	7,471
Less: Growth capital expenditures	(95,954)	(5,419)	(156,591)	(6,402)
Maintenance Capital Expenditures, accrual basis	$10,937	$10,851	$18,051	$19,497

	June 30, 2023	June 30, 2022
	(unaudited)
	(In thousands)
Total Debt	$130,947	$162,631
Discount and deferred financing costs	1,475	2,163
Finance right-of-use lease liabilities	39,330	3,522
Cash and cash equivalents	341,674	69,009
Net Debt	$(169,922)	$99,307

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

Income Taxes

Atlas Inc. is a corporation subject to U.S. federal, state and local income taxes. Although Atlas Predecessor is subject to margin tax in the State of Texas (at less than 1% of modified pre-tax earnings), it is and historically has been treated as a pass-through entity for U.S. federal, state and local income tax purposes, and as such generally is and was not subject to U.S. federal, state or local income taxes. Rather, the tax liability with respect to the taxable income of Atlas Predecessor is and was passed through to its owners. Accordingly, the financial data attributable to Atlas Predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than margin tax in the State of Texas). Atlas Inc. is subject to U.S. federal, state and local taxes at a blended statutory rate of approximately 22%.

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

On March 13, 2023 (the closing date of the IPO), a corresponding deferred tax liability of approximately $27.5 million associated with the differences between the tax and book basis of the investment in Atlas LLC was recorded. The offset of the deferred tax liability was recorded to additional paid-in capital.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands)
Product sales	$125,216	$112,531	$253,358	$167,343
Service sales	36,572	18,792	61,848	23,834
Total sales	161,788	131,323	315,206	191,177
Cost of sales (excluding depreciation, depletion and accretion expense)	63,504	47,050	126,059	71,495
Depreciation, depletion and accretion expense	9,433	6,404	17,952	12,571
Gross profit	88,851	77,869	171,195	107,111
Operating expenses:
Selling, general and administrative expense (including stock and unit-based compensation expense of $1,624, $178, $2,246, and $383, respectively.)	12,183	5,365	20,687	10,640
Operating income	76,668	72,504	150,508	96,471
Interest expense, net	(521)	(3,904)	(3,963)	(7,894)
Other income	118	514	302	1,608
Income before income taxes	76,265	69,114	146,847	90,185
Income tax expense	5,054	593	12,731	818
Net income	$71,211	$68,521	$134,116	$89,367

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Product Sales. Product sales increased by $12.7 million to $125.2 million for the three months ended June 30, 2023, as compared to $112.5 million for the three months ended June 30, 2022. An increase in proppant prices between the periods contributed to a $1.4 million positive impact, while an increase in sales volume contributed a $11.3 million positive impact.

Service Sales. Services sales, which includes freight for last-mile logistics services, increased by $17.8 million to $36.6 million for the three months ended June 30, 2023, as compared to $18.8 million for the three months ended June 30, 2022. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $16.4 million to $63.5 million for the three months ended June 30, 2023, as compared to $47.1 million for the three months ended June 30, 2022. Cost of sales (excluding depreciation, depletion and accretion) related to product sales increased by $1.6 million to $31.6 million for the three months ended June 30, 2023, as compared to $30.0 million for the three months ended June 30, 2022, due to higher sales volumes, which increased costs for maintenance and transition costs related to purchase of dredge equipment, requiring temporary usage of traditional mining rental equipment.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $14.8 million to $31.9 million for the three months ended June 30, 2023, as compared to $17.1 million for the three months ended June 30, 2022, due to higher sales volumes shipped to last-mile logistics customers during the period.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $3.0 million to $9.4 million for the three months ended June 30, 2023, as compared to $6.4 million for the three months ended June 30, 2022. The increase in depreciation, depletion and accretion expense is due to increased units of production depletion due to higher proppant production and additional depreciable assets placed into service when compared to the prior period.

Selling, general and administrative expense. Selling, general and administrative expense increased by $6.8 million to $12.2 million for the three months ended June 30, 2023, as compared to $5.4 million for the three months ended June 30, 2022. The increase is primarily due to an increase of $3.1 million of employee costs, including an increase of $1.4 million of stock and unit-based compensation expense, $2.6 million of travel, sales and other corporate expenses associated with increased opportunities to conduct commercial business development efforts, incremental costs incurred in conjunction with our transition to a publicly traded company and $1.1 million for non-recurring transaction costs related to the Up-C Simplification during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Our selling, general and administrative expense includes the non-cash expense for stock and unit-based compensation expense for equity awards granted to our employees. For the three months ended June 30, 2023, stock-based compensation expense was $1.6 million, as compared to $0.2 million of unit-based compensation expense and no stock-based compensation expense for the three months ended June 30, 2022.

Interest expense, net. Interest expense, net decreased by $3.4 million to $0.5 million for the three months ended June 30, 2023, as compared to $3.9 million for the three months ended June 30, 2022. The decrease is driven by an increase in interest income of $3.5 million related to interest earned on net IPO proceeds.

Income tax expense. Income tax expense increased by $4.5 million to $5.1 million for the three months ended June 30, 2023, as compared to $0.6 million for the three months ended June 30, 2022. The increase is primarily due to Atlas Inc. incurring U.S. federal income taxes subsequent to our Reorganization on March 8, 2023.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Product Sales. Product sales increased by $86.1 million to $253.4 million for the six months ended June 30, 2023, as compared to $167.3 million for the six months ended June 30, 2022. An increase in proppant prices between the periods contributed to a $62.3 million positive impact, while an increase in sales volume contributed a $23.8 million positive impact.

Service Sales. Services sales, which includes freight for last-mile logistics services, increased by $38.0 million to $61.8 million for the six months ended June 30, 2023, as compared to $23.8 million for the six months ended June 30, 2022. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $54.6 million to $126.1 million for the six months ended June 30, 2023, as compared to $71.5 million for the six months ended June 30, 2022. Cost of sales (excluding depreciation, depletion and accretion) related to product sales increased by $21.6 million to $71.4 million for the six months ended June 30, 2023, as compared to $49.8 million for the six months ended June 30, 2022, due to higher sales volumes, which increased costs for maintenance, royalties and transition costs related to purchase of dredge equipment, requiring temporary usage of traditional mining rental equipment.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $33.0 million to $54.7 million for the six months ended June 30, 2023, as compared to $21.7 million for the six months ended June 30, 2022, due to higher sales volumes shipped to last-mile logistics customers during the period.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $5.4 million to $18.0 million for the six months ended June 30, 2023, as compared to $12.6 million for the six months ended June 30, 2022. The increase in depreciation, depletion and accretion expense is due to increased units of production depletion due to higher proppant production and additional depreciable assets placed into service when compared to the prior period.

Selling, general and administrative expense. Selling, general and administrative expense increased by $10.1 million to $20.7 million for the six months ended June 30, 2023, as compared to $10.6 million for the six months ended June 30, 2022. The increase is primarily due to an increase of $5.4 million of employee costs, including an increase of $1.9 million of stock and unit-based compensation expense, and $3.6 million of travel, sales and other corporate expenses associated with increased opportunities to conduct commercial business development efforts, incremental costs incurred in conjunction with our transition to a publicly traded company, and $1.1 million for non-recurring transaction costs related to the Up-C Simplification during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Our selling, general and administrative expense includes the non-cash expense for stock and unit-based compensation expense for equity awards granted to our employees. For the six months ended June 30, 2023, unit-based compensation expense was $0.4 million and stock-based compensation expense was $1.9 million, as compared to $0.4 million of unit-based compensation expense and no stock-based compensation expense for the six months ended June 30, 2022.

Interest expense, net. Interest expense, net decreased by $3.9 million to $4.0 million for the six months ended June 30, 2023, as compared to $7.9 million for the six months ended June 30, 2022. The decrease is driven by an increase in interest income of $4.0 million related to interest earned on net IPO proceeds.

Income tax expense. Income tax expense increased by $11.9 million to $12.7 million for the six months ended June 30, 2023, as compared to $0.8 million for the six months ended June 30, 2022. The increase is primarily due to Atlas Inc. incurring U.S. federal income taxes subsequent to our Reorganization on March 8, 2023.

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, and borrowings under our 2018 Term Loan Credit Facility, which was refinanced by our 2021 Term Loan Credit Facility (as defined below), and our previous asset-based loan credit facility (the “2018 ABL Credit Facility”). Going forward, we expect our primary sources of liquidity to be the net proceeds retained from the IPO, cash flows from operations, availability under our 2023 ABL Credit Facility (defined below), borrowings under our 2023 Term Loan Credit Facility or any other credit facility we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be for the payment of any distributions and dividends to our stockholders and for investing in our business, specifically for construction of the Dune Express, construction of our second facility at the Kermit location, and acquisition of fit-for-purpose equipment for our trucking fleet used in our logistics platform. In addition, we have routine facility upgrades and additional ancillary capital expenditures associated with, among other things, contractual obligations and working capital obligations.

As of June 30, 2023, we had working capital, defined as current assets less current liabilities, of $313.1 million and $73.9 million of availability under the 2023 ABL Credit Facility. Our cash and cash equivalents totaled $341.7 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
	(unaudited)
Consolidated Statement of Cash Flow Data:	(In thousands)
Net cash provided by operating activities	$158,118	$75,431
Net cash used in investing activities	(146,835)	(18,428)
Net cash provided by (used in) financing activities	248,381	(28,395)
Net increase in cash	$259,664	$28,608

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $158.1 million and $75.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase is primarily attributable to increased revenues of $124.0 million. The increase was partially offset by a $54.6 million increase in cost of sales (excluding depreciation, depletion and accretion expense).

Net Cash Used in Investing Activities. Net cash used in investing activities was $146.8 million and $18.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase was due to an increase in capital spending at the Kermit and Monahans facilities, Dune Express and logistics assets during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $248.4 million and net cash used in financing activities was $28.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase is primarily due to cash inflows of $303.4 million from net IPO proceeds during the six months ended June 30, 2023. This was offset by an increase of $8.6 million of dividends paid to holders of Class A common stock, $6.4 million of distributions paid to holders of Operating Units and an increase of $3.8 million for payments of term loan borrowings during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Capital Requirements

Our primary growth and technology initiatives include construction of the Dune Express, construction of the second facility at the Kermit location, and acquisition of fit-for-purpose equipment for our trucking fleet. Outside of our growth and technology initiatives, our business is not presently capital intensive in nature and only requires the maintenance of our Kermit and Monahans facilities. In addition to capital expenditures, we have certain contractual long-term capital requirements associated with our lease, royalty payments and debt. See Note 5 - Leases, Note 6 - Debt and Note 7 - Commitments and Contingencies of the condensed consolidated financial statements included elsewhere in this Quarterly Report. Our current level of maintenance capital expenditures is expected to remain within our cash on hand and internally generated cash flow.

We expect to use net proceeds from the IPO to fund construction of the Dune Express over the next 15 to 17 months. We intend to fund our other capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, availability under our 2023 ABL Credit Facility and borrowings under our 2023 Term Loan Credit Facility.

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

2021 Term Loan Credit Facility

On October 20, 2021, Atlas LLC entered into a credit agreement with Stonebriar pursuant to which Stonebriar extended us a $180.0 million single advance term loan credit facility (the “2021 Term Loan Credit Facility”). The term loan outstanding under the 2021 Term Loan Credit Facility was initially payable in seventy-two consecutive monthly installments and had an initial maturity date of October 1, 2027. The amortization of the 2021 Term Loan Credit Facility carries an implied interest rate of 8.47% per annum.

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

Critical Accounting Policies and Estimates

As of June 30, 2023, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our IPO registration statement, except the accounting policies discussed in the notes to our condensed consolidated financial statements under Note 2 - Summary of Significant Accounting Policies.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On March 8, 2023, our Registration Statement on Form S-1, as amended (File No. 333-269488), relating to our initial public offering of 18,000,000 shares of our Class A common stock at a price to the public of $18.00 per share, was declared effective by the SEC. The IPO was completed on March 13, 2023. Goldman Sachs & Co. LLC, BofA Securities, Inc. and Piper Sandler & Co. acted as lead book-running managers for the IPO. RBC Capital Markets, LLC, Barclays Capital Inc. and Citigroup Global Markets Inc. acted as book-running managers. Raymond James & Associates, Inc., Johnson Rice & Company LLC, Stephens Inc., Capital One Securities, Inc., PEP Advisory LLC and Drexel Hamilton, LLC acted as co-managers for the IPO. The IPO generated net proceeds of approximately $291.2 million, after deducting underwriter discounts and commissions and estimated offering costs.

The Company contributed all of the net proceeds from the IPO to Atlas Operating in exchange for Operating Units, and Atlas Operating further contributed the net proceeds to Atlas LLC. No payments were made to our directors, officers or their associates, to holders of 10% or more of any class of our equity securities or to our affiliates in connection with the issuance and sale of the securities registered. Atlas LLC will use approximately $287.9 million of the net proceeds of the IPO to fund the construction of the Dune Express, and approximately $3.3 million of the net proceeds of the IPO for general corporate purposes. No payments for any offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

ATLAS ENERGY SOLUTIONS INC.

Date: August 01, 2023	By:	/s/ Ben Brigham
Ben Brigham
Executive Chairman, Chief Executive Officer, and Director

Date: August 01, 2023	By:	/s/ John Turner
John Turner
President and Chief Financial Officer